Form 10-K
period 1999-12-31
ENTERPRISE PRODUCTS OPERATING L P
filed 2000-03-29
CIK 1102995

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-K
                                   -----------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             (SPECIAL FINANCIAL REPORT PURSUANT TO SECTION 15(D)(2))

                           For  the  fiscal   year  ended   December   31,  1999
Commission file number: 333-93239-01


                       ENTERPRISE PRODUCTS OPERATING L.P.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    76-0568220
(State or other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 2727 NORTH LOOP WEST, HOUSTON, TEXAS 77008-1037
               (Address of principal executive offices) (zip code)
       Registrant's telephone number, including area code : (713) 880-6500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

         This Special Financial Report is being filed pursuant to Section 15(d)(2) of the Securities Act of 1933. This report contains only audited financial statements for the fiscal year ending December 31, 1999 and other periods, as applicable, and has been signed in accordance with the requirements of the annual report form.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes No _X_

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         No common equity securities of Enterprise Products Operating L.P. (the "Company") are held by non-affiliates of the Company. The Company is owned 98.9899% by its Parent, Enterprise Products Partners L.P. (a publicly-traded master limited partnership under New York Stock Exchange ("NYSE") symbol "EPD" (SEC File No. 1-14323)), and 1.0101% by its General Partner, Enterprise Products GP, LLC.

                               ENTERPRISE PRODUCTS
                               OPERATING L.P. AND
                                  SUBSIDIARIES



                 CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
                   ENDED DECEMBER 31, 1997, 1998 AND 1999 AND
                          INDEPENDENT AUDITORS' REPORT

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE

ENTERPRISE PRODUCTS OPERATING L.P.

    Independent Auditors' Report ............................................F-2

    Consolidated Balance Sheets as of December 31, 1998 and 1999.............F-3

    Statements of Consolidated Operations
        for the Years Ended December 31, 1997, 1998 and 1999 ................F-4

    Statements of Consolidated Cash
        Flows for the Years Ended December 31, 1997, 1998 and 1999...........F-5

    Statements of Consolidated Partners' Equity
        for the Years Ended December 31, 1997, 1998 and 1999 ................F-6

    Notes to Consolidated Financial Statements ..............................F-7

SUPPLEMENTAL SCHEDULE:

      Schedule II - Valuation and Qualifying Accounts




























All schedules, except the one listed above, have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Enterprise Products Operating L.P.:

We have audited the accompanying consolidated balance sheets of Enterprise Products Operating L.P. (the "Company") as of December 31, 1998 and 1999, and the related statements of consolidated operations, consolidated cash flows and consolidated partners' equity for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Financial Statements. These consolidated financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated
financial  statement  schedule,   when  considered  in  relation  to  the  basic
consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000
(March 27, 2000, as to Note 15)

                       ENTERPRISE PRODUCTS OPERATING L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                            DECEMBER 31,
                                                                                -------------------------------------
ASSETS                                                                              1998               1999
                                                                                -------------------------------------
CURRENT ASSETS
       Cash and cash equivalents                                                    $   24,103         $    5,159
       Accounts receivable - trade, net of allowance for doubtful accounts of
             $15,871 in 1999                                                            57,288            262,348
       Accounts receivable - affiliates                                                 15,546             53,906
       Inventories                                                                      17,574             39,907
       Current maturities of participation in notes receivable from
           unconsolidated affiliates                                                    14,737              6,519
       Prepaid and other current assets                                                  8,445             14,459
                                                                                -------------------------------------
                        Total current assets                                           137,693            382,298
PROPERTY, PLANT AND EQUIPMENT, NET                                                     499,793            767,069
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                91,121            280,606
PARTICIPATION IN NOTES RECEIVABLE FROM UNCONSOLIDATED AFFILIATES                        11,760
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $1,343                                               61,619
OTHER ASSETS                                                                               670              1,120
                                                                                -------------------------------------
                        TOTAL                                                       $  741,037         $1,492,712
                                                                                =====================================

                              LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
       Current maturities of long-term debt                                                            $  129,000
       Accounts payable - trade                                                     $   36,586             69,294
       Accounts payable - affiliate                                                                        64,780
       Accrued gas payables                                                             27,183            216,348
       Accrued expenses                                                                  7,540             33,160
       Other current liabilities                                                        11,462             18,176
                                                                                -------------------------------------
                        Total current liabilities                                       82,771            530,758
LONG-TERM DEBT                                                                          90,000            166,000
OTHER LONG-TERM LIABILITIES                                                                                   296
MINORITY INTEREST                                                                          993              1,032
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY
       Limited Partner                                                                 561,543            791,279
       General Partner                                                                   5,730              8,074
       Parent's Units acquired by Trust                                                                    (4,727)
                                                                                -------------------------------------
                        Total Partners' Equity                                         567,273            794,626
                                                                                -------------------------------------
                        TOTAL                                                       $  741,037         $1,492,712
                                                                                =====================================



                 See Notes to Consolidated Financial Statements

                       ENTERPRISE PRODUCTS OPERATING L.P.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Amounts in Thousands)

                                                                              YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------
                                                                      1997              1998               1999
                                                               --------------------------------------------------------
REVENUES
Revenues from consolidated operations                                 $ 1,020,281        $  738,902        $ 1,332,979
Equity income in unconsolidated affiliates                                 15,682            15,671             13,477
                                                               --------------------------------------------------------
         Total                                                          1,035,963           754,573          1,346,456
COST AND EXPENSES
Operating costs and expenses                                              938,392           685,884          1,201,605
Selling, general and administrative                                        21,891            18,216             12,500
                                                               --------------------------------------------------------
         Total                                                            960,283           704,100          1,214,105
                                                               --------------------------------------------------------
OPERATING INCOME                                                           75,680            50,473            132,351
                                                               --------------------------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                                          (25,717)          (15,057)           (16,439)
Interest income from unconsolidated affiliates                                                  809              1,625
Dividend income from unconsolidated affiliates                                                                   3,435
Interest income - other                                                     1,934               772              1,247
Other, net                                                                    793               358               (379)
                                                               --------------------------------------------------------
          Other income  (expense)                                         (22,990)          (13,118)           (10,511)
                                                               --------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM
    AND MINORITY INTEREST                                                  52,690            37,355            121,840

Extraordinary charge on early extinguishment of debt                                        (27,176)
                                                               --------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                            52,690            10,179            121,840
MINORITY INTEREST                                                             (78)             (122)              (110)
                                                              --------------------------------------------------------
NET INCOME                                                             $   52,612        $   10,057         $  121,730
                                                               ========================================================

                 See Notes to Consolidated Financial Statements

                       ENTERPRISE PRODUCTS OPERATING L.P.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Amounts in Thousands)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------------------
                                                                                     1997              1998               1999
                                                                              ------------------------------------------------------
Net income                                                                            $   52,612        $   10,057        $121,730
Adjustments to  reconcile  net  income  to cash  flows  provided  by (used  for)
      operating activities:
      Extraordinary item - early extinguishment of debt                                                     27,176
      Depreciation and amortization                                                       17,684            19,194          25,315
      Equity in income of unconsolidated affiliates                                      (15,682)          (15,671)        (13,477)
      Leases paid by EPCO                                                                                   4,010           10,665
      Minority interest                                                                      78               122              110
      (Gain) loss on sale of assets                                                         155              (276)             123
      Net effect of changes in operating accounts                                         2,948           (64,906)          24,433
                                                                              ------------------------------------------------------
Operating activities cash flows                                                          57,795           (20,294)         168,899
                                                                              ------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                    (33,636)           (8,360)         (21,235)
Proceeds from sale of assets                                                                                1,887                8
Business  acquisitions,  net of cash acquired                                                                             (208,095)
Participation in notes receivable from unconsolidated affiliates:
      Purchase of notes receivable                                                                        (33,725)
      Collection of notes receivable                                                                        7,228           19,978
Unconsolidated affiliates:
      Investments in and advances to                                                     (4,625)          (26,842)         (61,887)
      Distributions received                                                              7,279             9,117            6,008
                                                                              ------------------------------------------------------
Investing activities cash flows                                                         (30,982)          (50,695)        (265,223)
                                                                              ------------------------------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                                   598            90,000          350,000
Long-term debt repayments                                                               (25,978)         (257,413)        (154,923)
Net increase (decrease) in restricted cash                                               (1,171)            4,522
Cash contributions from limited partner                                                                   243,296
Cash contributions from minority interest                                                                                        7
Parent's Units acquired by consolidated Trust                                                                               (4,727)
Cash distributions to minority interest                                                                                        (78)
Cash distributions to partners                                                                            (21,865)        (112,899)
                                                                              ------------------------------------------------------
Financing activities cash flows                                                         (26,551)           58,540           77,380
                                                                              ------------------------------------------------------
CASH CONTRIBUTIONS FROM (TO) EPCO                                                        (6,299)           17,611
                                                                              ------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (6,037)            5,162          (18,944)
CASH AND CASH EQUIVALENTS, JANUARY 1                                                     24,978            18,941           24,103
                                                                              ------------------------------------------------------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                                $  18,941        $   24,103         $  5,159
                                                                              ======================================================
Excluding restricted cash of $4,522 in 1997)

                 See Notes to Consolidated Financial Statements

                       ENTERPRISE PRODUCTS OPERATING L.P.
                   STATEMENTS OF CONSOLIDATED PARTNERS' EQUITY
                             (Amounts in Thousands)

                                                       LIMITED         GENERAL        PARENT'S
                                                       PARTNER         PARTNER         UNITS           TOTAL
                                                   ---------------------------------------------------------------

Consolidated Partners' Equity,  December 31, 1996       $  265,145       $   2,706                     $  267,851
    Net income                                              52,081             531                         52,612
    Cash contributions to EPCO                              (6,235)            (64)                        (6,299)
                                                   ---------------------------------------------------------------
Consolidated Partners' Equity, December 31, 1997           310,991           3,173                        314,164
    Net income                                               9,955             102                         10,057
    Cash contributions by EPCO                              17,433             178                         17,611
    Leases paid by EPCO                                      3,969              41                          4,010
    Cash contributions by partners                         240,839           2,457                        243,296
    Cash distributions to partners                         (21,644)           (221)                       (21,865)
                                                   ---------------------------------------------------------------
Consolidated Partners' Equity, December 31, 1998           561,543           5,730                        567,273
    Net income                                             120,501           1,229                        121,730
    Leases paid by EPCO                                     10,557             108                         10,665
    Asset contributions by partners related to
        business acquistions                               210,436           2,148                        212,584
    Parent's Units acquired by consolidated Trust                                      $  (4,727)          (4,727)
    Cash distributions to partners                        (111,758)         (1,141)                      (112,899)
                                                   ---------------------------------------------------------------
Consolidated Partner's Equity, December 31, 1999        $  791,279       $   8,074    $   (4,727)      $  794,626
                                                   ===============================================================

                 See Notes to Consolidated Financial Statements

                       ENTERPRISE PRODUCTS OPERATING L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ENTERPRISE PRODUCTS OPERATING L.P. (the "Company") was formed on April 9, 1998 as a Delaware limited partnership to own and operate the natural gas liquids ("NGL") business of Enterprise Products Company ("EPCO"). The Company's limited partner, Enterprise Products Partners L.P. (the "Limited Partner"), owns 98.9899% of the Company. Enterprise Products GP, LLC (the "General Partner") is the general partner and owns 1.0101% of the Company. Both the Limited Partner and the General Partner are subsidiaries of EPCO.

Prior to their consolidation, EPCO and its affiliated companies were controlled by members of a single family, who collectively owned at least 90% of each of the entities for all periods prior to the formation of the Company. As of April 30, 1998, the owners of all the affiliated companies exchanged their ownership interests for shares of EPCO. Accordingly, each of the affiliated companies became a wholly owned subsidiary of EPCO or was merged into EPCO as of April 30, 1998. In accordance with generally accepted accounting principles, the consolidation of the affiliated companies with EPCO was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests.

Under terms of a contract entered into on May 8, 1998 between EPCO and the Company, EPCO contributed all of its NGL assets through the Limited Partner and the General Partner to the Company and the Company assumed certain of EPCO's debt. As a result, the Company became the successor to the NGL operations of EPCO.

Effective July 27, 1998, the Limited Partner filed a registration statement pursuant to an initial public offering ("IPO") of 12,000,000 Common Units. The Common Units sold for $22 per unit. The Limited Partner contributed the proceeds of the IPO of approximately $243.3 million after underwriting commissions of $16.8 million and expenses of approximately $3.9 million to the Company.

The accompanying consolidated financial statements include the historical accounts and operations of the NGL business of EPCO, including NGL operations conducted by affiliated companies of EPCO prior to their consolidation with EPCO. Investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the presentation of the current period financial statements.

INVENTORIES, consisting of NGLs and NGL products, are carried at the lower of average cost or market.

EXCHANGES are movements of NGL products between parties to satisfy timing and logistical needs of the parties. NGLs and NGL products borrowed from the Company under such agreements are included in inventories, and NGLs and NGL products loaned to the Company under such agreements are accrued as a liability in accrued gas payables.

PROPERTY, PLANT AND EQUIPMENT is recorded at cost and is depreciated using the straight-line method over the asset's estimated useful life. Maintenance, repairs and minor renewals are charged to operations as incurred. Additions, improvements and major renewals are capitalized. The cost of assets retired or sold, together with the related accumulated depreciation, is removed from the accounts, and any gain or loss on disposition is included in income.

INTANGIBLE ASSETS include the values assigned to a 20-year natural gas processing agreement and the excess cost of the purchase price over the fair market value of the assets acquired from Mont Belvieu Associates. The $54.0 million in intangibles related to the natural gas processing agreement is being amortized over the life of the agreement. For the year 1999, approximately $1.1 million of such amortization was charged to expense. The $8.7 million excess cost of the purchase price over the fair market value of the assets acquired from Mont Belvieu Associates is being amortized over 20 years. For the year 1999, approximately $0.2 million of such amortization was charged to expense.

EXCESS COST OVER UNDERLYING EQUITY IN NET ASSETS denotes the excess of the Company's cost over the underlying equity in net assets of K/D/S Promix, LLC and is being amortized using the straight-line method over 20 years. Such amortization is reflected in the equity earnings from unconsolidated affiliates and aggregated $0.2 million in 1999 and none for prior periods. The unamortized excess was approximately $7.8 million at December 31, 1999 and is included in investments in and advances to unconsolidated affiliates.

EXCESS COST AND LONG-LIVED ASSETS held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recognized any impairment losses for the periods presented.

REVENUE is recognized when products are shipped or services are rendered.

USE OF ESTIMATES AND ASSUMPTIONS by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period are required for the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

FEDERAL INCOME TAXES are not provided because the Company and its predecessors either had elected under provisions of the Internal Revenue Code to be a Partnership or Subchapter S Corporation or were organized as other types of pass-through entities for federal income tax purposes. As a result, for federal income taxes purposes, the owners are individually responsible for the taxes on their allocable share of the consolidated taxable income of the Company. State income taxes are not material.

ENVIRONMENTAL COSTS for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management's best estimate of the ultimate costs to remediate the site. Ongoing environmental compliance costs are charged to expense as incurred, and expenditures to mitigate or prevent future environmental contamination are capitalized. Environmental costs, accrued environmental liabilities and expenditures to mitigate or eliminate future environmental contamination for each of the years in the three-year period ended December 31, 1999 were not significant to the consolidated financial statements. The Company's estimated liability for environmental remediation is not discounted.

CASH FLOWS are computed using the indirect method. For cash flow purposes, the Company considers all highly liquid debt instruments with an original maturity of less than three months at the date of purchase to be cash equivalents. All cash presented as restricted cash in the Company's financial statements was due to requirements of the Company's debt agreements.

HEDGES, such as swaps, forwards and other contracts to manage the price risks associated with inventories, commitments and certain anticipated transactions are occasionally entered into by the Company. The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in the fair value of these contracts is recognized. To qualify as a hedge, the item to be hedged must expose the Company to commodity or interest rate risk and the hedging instrument reduce that exposure. Any contracts held or issued that did not meet the requirements of a hedge would be recorded at fair value in the balance sheet and any changes in that fair value recognized in income. If a contract designated as a hedge of commodity risk is terminated, the associated gain or loss is deferred and recognized in income in the same manner as the hedged item. Also, a contract designated as a hedge of an anticipated transaction that is no longer likely to occur would be recorded at fair value and the associated changes in fair value recognized in income.

MINORITY INTEREST represents the Limited Partner's 1% ownership interest in Enterprise Products Texas Operating L.P., HSC Pipeline Partnership L.P. and Propylene Pipeline Partnership L.P. The Company holds the remaining 99% ownership interest in these entities.

DOLLAR AMOUNTS presented in the tabulations within the notes to the Company's financial statements are stated in thousands of dollars, unless otherwise indicated.

RECENT STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS include the following: On June 6, 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which effectively delays the application of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year, to fiscal years beginning after June 15, 2000. Management is currently studying SFAS No. 133 for possible impact on the consolidated financial statements when it is adopted in 2001.


2.  ACQUISITIONS

ACQUISITION OF TEJAS NATURAL GAS LIQUIDS, LLC

Effective August 1, 1999, the Company acquired Tejas Natural Gas Liquids, LLC ("TNGL") from a subsidiary of Tejas Energy, LLC, an affiliate of Shell Oil Company. All references hereafter to "Shell", unless the context indicates otherwise, shall refer collectively to Shell Oil Company, its subsidiaries and affiliates. TNGL engages in natural gas processing and NGL fractionation, transportation, storage and marketing in Louisiana and Mississippi. TNGL's assets include a 20-year natural gas processing agreement with Shell for the rights to process Shell's current and future natural gas production from the state and federal waters of the Gulf of Mexico ("Shell Processing Agreement") and varying interests in eleven natural gas processing plants with a combined gross capacity of 11.0 billion cubic feet per day (Bcfd) and a net capacity of
3.1 Bcfd; four NGL fractionation facilities with a combined gross capacity of 281,000 barrels per day (BPD) and net capacity of 131,500 BPD; four NGL storage facilities with approximately 28.8 million barrels of gross capacity and 8.8 million barrels of net capacity; and approximately 1,500 miles of NGL pipelines.

The TNGL acquisition was purchased with a combination of $166 million in cash and the issuance of 14.5 million non-distribution bearing, convertible Special Units of the Limited Partner. The $166 million cash portion of the purchase price was funded with borrowings under the Company's $350 million bank credit facility. The Limited Partner's Special Units were valued within a range provided by an independent investment banker using both present value and Black Scholes Model methodologies. The consideration for the acquisition was determined by arms-length negotiation among the parties. The value of the Special Units of $210.4 million was contributed by the Limited Partner to the Company.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at August 1, 1999 as follows (in millions):

         Current Assets                      $  124.3
         Investments                            128.6
         Property                               216.9
         Intangible asset                        54.0
         Liabilities                           (147.4)
                                             ----------
         Total purchase price                $  376.4
                                             ==========

The $54.0 million intangible asset is the value assigned to the Shell Processing Agreement and is being amortized over the life of the agreement. For the year ending December 31, 1999, approximately $1.1 million of such amortization was charged to expense. The assets, liabilities and results of operations of TNGL are included with those of the Company as of August 1, 1999. Historical information for periods prior to August 1, 1999 do not reflect any impact associated with the TNGL acquisition.

Shell has the opportunity to earn an additional 6.0 million non-distribution bearing, convertible special Contingency Units of the Limited Partner over the next two years upon the achievement of certain gas production thresholds under the Shell Processing Agreement. If such special Contingency Units are issued, the purchase price and the value of the natural gas processing agreement will be adjusted accordingly.

ACQUISITION OF KINDER MORGAN AND EPCO INTEREST IN MONT BELVIEU FRACTIONATION FACILITY

Effective July 1, 1999, the Company acquired Kinder Morgan Operating LP "A"'s 25% indirect ownership interest and EPCO's 0.5% indirect ownership interest in a 210,000 barrel per day ("BPD") NGL fractionation facility located in Mont Belvieu, Texas for approximately $42 million in cash and the assumption of approximately $ 4 million of debt. The $42 million in cash was funded with borrowings under the Company's $350 million bank credit facility.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based on their estimated fair value at July 1, 1999 as follows (in millions):

         Property                               $ 36.2
         Intangible asset                          8.7
         Liabilities                              (3.7)
                                             ----------
         Total purchase price                   $ 41.2
                                             ==========

The intangible asset represents the excess cost of purchase price over the fair market value of the net assets acquired and is being amortized over 20 years. For the year ended December 31, 1999, approximately $0.2 million of such amortization was charged to expense.


PRO FORMA EFFECT OF ACQUISITIONS

The balances included in the consolidated balance sheets related to the current year acquisitions are based upon preliminary information and are subject to change as additional information is obtained. Material changes in the preliminary allocations are not anticipated by management.

The following table presents unaudited pro forma information for the years ended December 31, 1997, 1998 and 1999 as if the acquisitions of TNGL and of the Mont Belvieu fractionator facility from Kinder Morgan and EPCO had been made as of the beginning of the periods presented:

                                   1997          1998           1999
                              --------------------------------------------
Revenues                         $ 1,867,200   $ 1,354,400    $ 1,714,222
                              ============================================
Net income                         $  94,699     $  14,680     $  136,598
                              ============================================
Allocation of net income to
     Limited partners              $  93,742     $  14,532      $ 135,218
                              ============================================
     General Partner                $    957      $    148      $   1,380
                              ============================================

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment and accumulated depreciation are as follows:

                                            ESTIMATED
                                           USEFUL LIFE
                                             IN YEARS       1998         1999
                                          --------------------------------------

Plants and pipelines                           5-35      $  613,264   $  875,773
Underground and other storage facilities       5-35          89,064      103,578
Transportation equipment                       3-35           1,773        2,117
Land                                                         12,362       14,748
Construction in progress                                      3,879       32,810
                                                      --------------------------
     Total                                                  720,342    1,029,026
Less accumulated depreciation                               220,549      261,957
                                                      --------------------------
Property, plant and equipment, net                       $  499,793   $  767,069
                                                      ==========================

Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $17.7 million, $18.6 million and $22.4 million, respectively.


4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

At December 31, 1999, the Company's significant unconsolidated affiliates accounted for by the equity method included the following:

Belvieu Environmental Fuels ("BEF") - a 33.33% economic interest in a Methyl Tertiary Butyl Ether ("MTBE") production facility located in southeast Texas.

Baton Rouge Fractionators LLC ("BRF") - an approximate 31.25% economic interest in a natural gas liquid ("NGL") fractionation facility located in southeastern Louisiana.

Baton Rouge Propylene Concentrator, LLC ("BRPC") - a 30.0% economic interest in a propylene concentration unit located in southeastern Louisiana which is under construction and scheduled to become operational in the third quarter of 2000.

EPIK Terminalling L.P. and EPIK Gas Liquids, LLC (collectively, "EPIK") - a 50% aggregate economic interest in a refrigerated NGL marine terminal loading facility located in southeast Texas.

Wilprise Pipeline Company, LLC ("Wilprise") - a 33.33% economic interest in a NGL pipeline system located in southeastern Louisiana.

Tri-States NGL Pipeline LLC ("Tri-States") - an aggregate 33.33% economic interest in a NGL pipeline system located in Louisiana, Mississippi, and Alabama.

Belle Rose NGL Pipeline LLC ("Belle Rose") - a 41.7% economic interest in a NGL pipeline system located in south Louisiana.

K/D/S Promix LLC ("Promix") - a 33.33% economic interest in a NGL fractionation facility and related storage facilities located in south Louisiana.

The Company's investments in and advances to unconsolidated affiliates also includes Venice Energy Services Company, LLC ("VESCO") and Dixie Pipeline Company ("Dixie"). The VESCO investment consists of a 13.1% economic interest in a LLC owning a natural gas processing plant, fractionation facilities, storage, and gas gathering pipelines in Louisiana. The Dixie investment consists of an 11.5% interest in a corporation owning a 1,301-mile propane pipeline and the associated facilities extending from Mont Belvieu, Texas to North Carolina. These investments are accounted for using the cost method.

During 1999, the Company acquired the remaining interest in Mont Belvieu Associates , 51%, ("MBA") and Entell NGL Services, LLC, 50%, ("Entell"). Accordingly, after the acquisition of the remaining interest, the aforementioned entities became wholly owned subsidiaries of the Company and are included as a consolidated entity from that point forward.

Investments in and advances to unconsolidated affiliates at:



                                                   AT DECEMBER 31,
                                          -----------------------------------
                                                1998              1999
                                          -----------------------------------

Accounted for on equity basis:
     BEF                                          $  50,079        $  63,004
     Promix                                                           50,496
     BRF                                             17,896           36,789
     Tri-States                                          55           28,887
     EPIK                                             5,667           15,258
     Belle Rose                                                       12,064
     BRPC                                                             11,825
     Wilprise                                         4,873            9,283
     MBA                                             12,551
Accounted for on cost basis:
     VESCO                                                            33,000
     Dixie                                                            20,000
                                          -----------------------------------
Total                                             $  91,121        $ 280,606
                                          ===================================


      Equity in income (loss) of unconsolidated affiliates for the year ended December 31:

                          1997              1998               1999
                   --------------------------------------------------------
BEF                         $   9,305         $   9,801          $   8,183
MBA                             6,377             5,213              1,256
BRF                                                 (91)              (336)
BRPC                                                                    16
EPIK                                                748              1,173
Wilprise                                                               160
Tri-States                                                           1,035
Promix                                                                 630
Belle Rose                                                            (29)
Other                                                                1,389
                   --------------------------------------------------------
      Total                $   15,682        $   15,671         $   13,477
                   ========================================================

At  December  31,  1999,  the  Company's   share  of  accumulated   earnings  of
unconsolidated affiliates that had not been remitted to the Company was approximately $39.9 million.

Following is selected financial data for the most significant investments of the
Company:

BEF

BEF is owned equally (33.33%) by Mitchell Gas Services, L.P. ("Mitchell"), Sunoco and the Company. Mitchell Energy & Development Corp. is Mitchell's ultimate parent company, and Sun Company, Inc. ("Sun") is Sunoco's ultimate parent company.

Following is condensed financial data for BEF:

                                                         AT DECEMBER 31,
                                                --------------------------------
                                                  1998              1999
                                                --------------------------------
BALANCE SHEET DATA:
Current assets                                     $   34,268        $   44,261
Property, plant, and equipment, net                   172,281           161,390
Other assets                                           13,684             8,313
                                                --------------------------------
     Total assets                                  $  220,233        $  213,964
                                                ================================

Current liabilities                                $   54,326        $   41,317
Long-term debt                                         19,556
Other liabilities                                       1,798             4,323
Partners' equity                                      144,553           168,324
                                                --------------------------------
     Total liabilities and partners' equity        $  220,233        $  213,964
                                                ================================

                                        YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------
                               1997               1998              1999
                         -------------------------------------------------------
INCOME STATEMENT DATA:
Revenues                        $  233,218         $  182,001        $  193,219
Expenses                            205,300           152,600           168,669
                         -------------------------------------------------------
     Net income                 $   27,918         $   29,401        $   24,550
                         =======================================================


BEF's owners are required under isobutane supply contracts to provide their pro rata share of BEF's monthly isobutane requirements. If the MTBE plant's isobutane requirements exceed 450,000 barrels for any given month, each of the owners retains the right, but not the obligation, to supply at least one-third of the additional isobutane needed. The purchase price for the isobutane (which generally approximates the established market price) is based on contracts between the owners.

BEF has a ten-year off-take agreement through September 2004 under which Sun is required to purchase all of the plant's MTBE production. Through May 31, 2000, Sun pays the higher of a contractual floor price or market price (as defined within the agreement) for floor production (193,450,000 gallons per year) and the market price for production in excess of 193,450,000 gallons per year, subject to quarterly adjustments on certain excess volumes. At floor production levels, the contractual floor price is a price sufficient to cover essentially all of BEF's operating costs plus principal and interest payments on its bank term loan. Market price is (a) toll fee price (cost of feedstock plus approximately $0.484 per gallon during the first two contract years ended May 31, 1997) and (b) at Sun's option, the toll fee price (cost of feedstock plus approximately $0.534 per gallon) or the U.S. Gulf Coast Posted Contract Price for the period from June 1, 1997 through May 31, 2000. For purposes of computing the toll fee price, the feedstock component is based on the Normal Butane Posted Price for the month plus the average purchase price paid by BEF to acquire methanol consumed by the facility during the month. In addition, the floor or market price determined above will be increased by $0.03 per gallon in the third and fourth contract years and by about $0.04 per gallon in the fifth contract year. Beginning June 1, 2000, through the remainder of the agreement, the price for all production will be based on a market-related negotiated price.

The contracted floor price paid by Sun for production in 1997, 1998 and 1999 exceeded the spot market price for MTBE. At December 31, 1999, the floor price paid for MTBE by Sun was $1.11 per gallon. The average Gulf Coast MTBE spot market price was $.94 per gallon for December 1999 and $.72 per gallon for all of 1999.

Substantially all revenues earned by BEF are from the production of MTBE which is sold to Sun. This concentration could impact BEF's exposure to credit risk; however, such risk is reduced since Sun has an equity interest in BEF. Management believes BEF is exposed to minimal credit risk. BEF does not require collateral for its receivables from Sun.

Long-term debt of BEF consists of a five-year, floating interest rate (London Interbank Offered Rate ["LIBOR"] plus .0875%) bank term note payable ($19.6 million in current maturities outstanding at December 31, 1999) which is due in equal quarterly installments of $9.8 million through May 31, 2000. The weighted-average interest rate on this debt for the year ended December 31, 1999 was 6.20%. The debt is non-recourse debt to the partners.

The bank term loan agreement contains restrictive covenants prohibiting or limiting certain actions of BEF, including partner distributions, and requiring certain actions by BEF, including the maintenance of specified levels of leverage, as defined, and approval by the banks of certain contracts. Distributions to partners in the amount of $0.8 million were made for the year ended December 31, 1999. In addition, the loan agreement requires BEF to restrict a certain portion of cash to pay for the plant's turnaround maintenance and long-term debt service. At December 31, 1998 and 1999, cash of $11.1 million and $6.7 million, respectively, was restricted under terms of the loan agreement. BEF was in compliance with the restrictive covenants at December 31, 1999. The long-term debt is collateralized by substantially all of BEF's assets.

RECENT REGULATORY DEVELOPMENTS

In November 1998, U.S. Environmental Protection Agency ("EPA") Administrator Carol M. Browner appointed a Blue Ribbon Panel (the "Panel") to investigate the air quality benefits and water quality concerns associated with oxygenates in gasoline, and to provide independent advice and recommendations on ways to maintain air quality while protecting water quality. The Panel issued a report on their findings and recommendations in July 1999. The Panel urged the widespread reduction in the use of MTBE due to the growing threat to drinking water sources despite that fact that use of reformulated gasolines have contributed to significant air quality improvements. The Panel credited reformulated gasoline with "substantial reductions" in toxic emissions from vehicles and recommended that those reductions be maintained by the use of cleaner-burning fuels that rely on additives other than MTBE and improvements in refining processes. The Panel stated that the problems associated with MTBE can be characterized as a low-level, widespread problem that had not reached the state of being a public health threat. The Panel's recommendations are geared towards confronting the problems associated with MTBE now rather than letting the issue grow into a larger and worse problem. The Panel did not call for an outright ban on MTBE but stated that its use should be curtailed significantly. The Panel also encouraged a public educational campaign on the potential harm posed by gasoline when it leaks into ground water from storage tanks or while in use. Based on the Panel's recommendations, the EPA is expected to support a revision of the Clean Air Act of 1990 that maintains air quality gains and allows for the removal of the requirement for oxygenates in gasoline.

Several public advocacy and protest groups active in California and other states have asserted that MTBE contaminates water supplies, causes health problems and has not been as beneficial as originally contemplated in reducing air pollution. In California, state authorities negotiated an agreement with the EPA to implement a program requiring oxygenated motor gasoline at 2.0% for the whole state, rather than 2.7% only in selected areas. On March 25, 1999, the Governor of California ordered the phase-out of MTBE in that state by the end of 2002. The order also seeks to obtain a waiver of the oxygenate requirement from the EPA in order to facilitate the phase-out; however, due to increasing concerns about the viability of alternative fuels, the California legislature on October 10, 1999 passed the Sher Bill (SB 989) stating that MTBE should be banned as soon as feasible rather than by the end of 2002.

Legislation to amend the federal Clean Air Act of 1990 has been introduced in the U.S. House of Representatives; it would ban the use of MTBE as a fuel additive within three years. Legislation introduced in the U.S. Senate would eliminate the Clean Air Act's oxygenate requirement in order to assist the elimination of MTBE in fuel. No assurance can be given as to whether this or similar federal legislation ultimately will be adopted or whether Congress or the EPA might takes steps to override the MTBE ban in California.

ALTERNATIVE USES OF THE BEF FACILITY

In light of these regulatory developments, the Company is formulating a contingency plan for use of the BEF facility if MTBE were banned or significantly curtailed. Management is exploring a possible conversion of the BEF facility from MTBE production to alkylate production. Alkylate is a high octane, low sulfur, low vapor pressure compound, produced by the reaction of isobutylene or normal butylene with isobutane, and used by refiners as a component in gasoline blending. At present the forecast cost of this conversion would be in the $20 million to $25 million range, with the Company's share being $6.7 million to $8.3 million. Management anticipates that if MTBE is banned alkylate demand will rise as producers use it to replace MTBE as an octane enhancer. Alkylate production would be expected to generate spot market margins comparable to those of MTBE. Greater alkylate production would be expected to increase isobutane consumption nationwide and result in improved isomerization margins for the Company.

PROMIX

Promix is a limited liability company whose owners are Koch Hydrocarbon Southeast ("KHSE"), a subsidiary of Koch Industries, Inc. ("KII"), Dow Hydrocarbons and Resources, Inc. ("DHRI"), a subsidiary of Dow Chemical Company, and the Company. Promix is engaged in the business of transporting, fractionating, storing and exchanging natural gas liquids in southern Louisiana. KHSE is the managing member responsible for the daily operations and management of Promix.

The following is condensed unaudited financial data for Promix for the year ended and as of December 31, 1999. The Company has included in equity income from unconsolidated affiliates that portion of earnings related to the period from August 1, 1999 through December 31, 1999 in proportion to its ownership interest.


BALANCE SHEET DATA:
Current assets                                                     $   28,890
Property, plant, and equipment, net                                   117,885
                                                            ------------------
     Total assets                                                  $  146,775
                                                            ==================

Current liabilities                                                $   18,121
Members' equity                                                       128,654
                                                            ------------------
     Total liabilities and members' equity                         $  146,775
                                                            ==================

INCOME STATEMENT DATA:
Revenues                                                           $   36,098
Expenses                                                               26,975
                                                            ------------------
     Net income                                                     $   9,123
                                                            ==================


BRF

BRF is a joint venture among Amoco Louisiana Fractionator Company, Williams Mid-Stream Natural Gas Liquids, Inc., Exxon Chemical Louisiana LLC ("Exxon") and the Company. The ownership interests in BRF are based on amounts contributed by each member to fund certain capital expenditures. Exxon funded a small portion of the construction costs but has contributed other NGL assets. At December 31, 1999, the Company owned an approximate 31.25% economic interest in BRF.

BRF is a NGL fractionation facility near Baton Rouge, Louisiana, which has a 60,000 barrel per day capacity. The Company is the operator of the facility, which will service NGL production from the Mobile/Pascagoula and Louisiana areas. Operations commenced in July 1999. Operating losses prior to the commencement of operations are the result of certain start-up expenses incurred during the development stage.

Following is the condensed financial data for BRF:

                                                   AT DECEMBER 31,
                                             ---------------------------------
                                                1998              1999
                                             ---------------------------------
BALANCE SHEET DATA:
Current assets                                    $   2,386        $   12,617
Property, plant, and equipment, net                  58,618            89,035
Other assets                                              3               854
                                             ---------------------------------
     Total assets                                $   61,007        $  102,506
                                             =================================

Current liabilities                               $   8,222         $   6,799
Members' equity                                      52,785            95,707
                                             ---------------------------------
     Total liabilities and members' equity       $   61,007        $  102,506
                                             =================================


                                               YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                1998              1999
                                             ---------------------------------
INCOME STATEMENT DATA:
Revenues                                                            $   6,746
Expenses                                          $     330             7,820
                                             ---------------------------------
     Net income                                  $    (330)        $  (1,074)
                                             =================================

TRI-STATES

Tri-States is a limited liability company owning a 80,000 barrel per day 161-mile common-carrier pipeline that will deliver NGLs from three gas processing plants in Alabama and Mississippi to fractionators in Louisiana. The owners of Tri-States are Amoco Tri-States NGL Pipeline Company (16.67%), Koch Pipeline Southeast, Inc. (16.67%), Gulf Coast NGL Pipeline, L.L.C.(16.67%), WSF-NGL Pipeline Company, Inc. ("Williams")(16.67%) and the Company (33.33%). Williams is the operator of the Tri-States pipeline.

The following is condensed unaudited financial data for Tri-States:
                                                   AT DECEMBER 31,
                                              --------------------------------
                                                     1998              1999
                                              --------------------------------
BALANCE SHEET DATA:
Current assets                                     $     63         $   8,056
Property, plant, and equipment, net                                    84,854
                                              --------------------------------
     Total assets                                  $     63        $   92,910
                                              ================================

Current liabilities                                $     68         $   1,430
Members' equity                                         (5)            91,480
                                              --------------------------------
     Total liabilities and members' equity         $     63        $   92,910
                                              ================================

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                            ------------------
INCOME STATEMENT DATA:
Revenues                                                            $   8,101
Expenses                                                                4,954
                                                            ------------------
     Net income                                                     $   3,147
                                                            ==================

The following table represents the aggregated unaudited condensed financial data for the Company's other equity investments in unconsolidated affiliates for the periods ending:


                                                 As of December 31,
                                        -------------------------------------
                                              1998               1999
                                        -------------------------------------
BALANCE SHEET DATA:
Current assets                                 $   11,355         $   12,937
Property, plant and equipment, net                 69,281            116,030
Other assets                                        1,687
                                        -------------------------------------
      Total assets                             $   82,323         $  128,967
                                        =====================================

Current liabilities                            $    5,413         $    6,525
Long-term debt                                     11,790
Other liabilities                                     130
Members' and partners' equity                      64,990            122,442
                                        -------------------------------------
      Total liabilities and equity             $   82,323         $  128,967
                                        =====================================

                                     Year Ended December 31,
                         ----------------------------------------------------
                            1997               1998              1999
                         ----------------------------------------------------
INCOME STATEMENT DATA:
Revenues                     $   33,646        $   35,843         $   27,897
Expenses                         23,034            24,480             21,932
                         ----------------------------------------------------
Net income                   $   10,612        $   11,363         $    5,965
                         ====================================================



5.  NOTES RECEIVABLE FROM UNCONSOLIDATED  AFFILIATES

At December 31, 1999, the Company holds a participation interest in the bank loan of BEF for $6.5 million. The BEF note receivable bears interest at a floating rate per annum at LIBOR plus 0.0875% and matures on May 31, 2000. The Company will receive quarterly principal payments of approximately $3.3 million plus interest from BEF during the term of the loan.

6.    LONG-TERM DEBT

In December 1999, the Company and Operating Partnership filed a $800 million universal shelf registration (the "Registration Statement") covering the issuance of an unspecified amount of equity or debt securities or a combination thereof. The Company expects to issue public debt under the shelf registration statement during fiscal 2000. Management intends to use the proceeds from such debt offering to repay all outstanding bank credit facilities and for other general corporate purposes.

$200 MILLION BANK CREDIT FACILITY. In July 1998, the Company entered into a $200 million bank credit facility that includes a $50 million working capital facility and a $150 million revolving term loan facility. The $150 million revolving term loan facility includes a sublimit of $30 million for letters of credit. As of December 31, 1999, the Company has borrowed $129 million under the bank credit facility which is due in July 2000.

The Company's obligations under this bank credit facility are unsecured general obligations and are non-recourse to the General Partner. Borrowings under this bank credit facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. This bank credit facility will expire in July 2000 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. The Company elects the basis for the interest rate at the time of each borrowing. Interest rates ranged from 5.94% to 8.75% during 1999, and the weighted-average interest rate at December 31, 1999 was 6.74%.

As amended on July 28, 1999, the credit agreement relating to this facility contains a prohibition on distributions on, or purchases or redemptions of, Units of the Limited Partner if any event of default is continuing. In addition, this bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation or sale of assets. The bank credit facility requires that the Company satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250 million, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Company was in compliance with these restrictive covenants at December 31, 1999.

A "Change of Control" constitutes an Event of Default under this bank credit facility. A Change of Control includes any of the following events: (i) Dan L. Duncan (and/or certain affiliates) cease to own (a) at least 51% (on a fully converted, fully diluted basis) of the economic interest in the capital stock of EPCO or (b) an aggregate number of shares of capital stock of EPCO sufficient to elect a majority of the board of directors of EPCO; (ii) EPCO ceases to own, through a wholly owned subsidiary, at least 65% of the outstanding membership interest in the General Partner and at least a majority of the outstanding Common Units of the Limited Partner; (iii) any person or group beneficially owns more than 20% of the outstanding Common Units of the Limited Partner (excluding certain affiliates of EPCO or Shell); (iv) the General Partner ceases to be the general partner of the Company or the Limited Partner; or (v) the Limited Partner ceases to be the sole limited partner of the Company.

$350 MILLION BANK CREDIT FACILITY. Also in July 1999, the Company entered into a $350 million bank credit facility that includes a $50 million working capital facility and a $300 million revolving term loan facility. The $300 million revolving term loan facility includes a sublimit of $10 million for letters of credit. The initial proceeds of this loan were used to finance the acquisition of TNGL and MBA.

Borrowings under the bank credit facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. The bank credit facility will expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. The Company elects the basis for the interest rate at the time of each borrowing. Interest rates ranged from 6.88% to 7.31% during 1999, and the weighted-average interest rate at December 31, 1999 was 7.10%.

Limitations on certain actions by the Company and financial covenant requirements of this bank credit facility are substantially consistent with those existing for the $200 Million Bank Credit Facility as described above. The Company was in compliance with the restrictive covenants at December 31, 1999.

Long-term debt consisted of the following:

                                                     AT DECEMBER 31,
                                                 1998              1999
                                          --------------------------------
Borrowings under:
    $200 Million Bank Credit Facility        $   90,000        $  129,000
    $350 Million Bank Credit Facility                             166,000
                                          --------------------------------
     Total                                        90,000          295,000
Less current maturities of long-term debt                         129,000
                                          --------------------------------
     Long-term debt                          $   90,000        $  166,000
                                          ================================

At December 31, 1999, the Company had $40 million of standby letters of credit available of which approximately $24.3 million were outstanding under letter of credit agreements with the banks.


Extraordinary Item - Early Extinguishment of Debt

On July 31, 1998, the Company used $243.3 million in contributions from the Limited Partner and $13.3 million of borrowings from the $200 Million Bank Credit Facility to retire $256.6 million of debt that was assumed from EPCO. In connection with the repayment of the debt, the Company was required to pay a "make-whole payment" of $26.3 million to the lenders. The $26.3 million (plus $0.9 million of unamortized debt costs) is included in the consolidated statement of operations for the year ended December 31, 1998 as "Extraordinary item--early extinguishment of debt."


7.       CAPITAL STRUCTURE AND DISTRIBUTIONS

The Limited Partner owns 98.9899% of the Company with the General Partner owning the remaining 1.0101%. For purposes of maintaining partner capital accounts, the partnership agreement generally specifies that items of income or loss shall be allocated among the partners in accordance with their respective ownership percentages. Net losses are first allocated to the partners in accordance with their respective percentages to the extent that the allocations do not cause the Limited Partner to have a deficit balance in its capital account. Any net loss not allocated to the Limited Partner is allocated to the General Partner. Normal allocations of net income according to percentage interests are done only, however, after giving effect to any priority income allocations to the General Partner in an amount equal to any aggregate net losses incurred by the General Partner for all previous years. For the years ended December 31, 1999, 1998 and 1997, the allocation of earnings has been based solely on the respective ownership interests of the partners with no priority income allocations being necessary.

The partnership agreement requires the Company to distribute 100% of the "Available Cash" (as defined in the partnership agreements) to the partners within 45 days following the end of each calendar quarter in accordance with their respective ownership interests. Available Cash consists generally of all cash receipts of the Company, less all of its cash disbursements, net of changes in reserves. The Company's distributions to its partners were $21.9 million in 1998 and $112.9 million in 1999.

LIMITED PARTNER UNITS ACQUIRED BY TRUST. During the first quarter of 1999, the Company established a revocable grantor trust (the "Trust") to fund future liabilities of a long-term incentive plan. At December 31, 1999, the Trust had purchased a total of 267,200 Common Units of the Limited Partner (the "Trust Units") which are accounted for in a manner similar to treasury stock under the cost method of accounting. The Trust Units receive dividends from the Limited Partner.

8.  MAJOR CUSTOMERS

Montell owns a 45.4% undivided interest in a plant and the related pipeline system and it leases such undivided interest in these facilities to the Company. The agreement with Montell expires in 2004. There are two successive options to extend the term for 12 years each remaining under the original agreement. Revenues from sales to Montell were approximately $147.6 million and $102.2 million in 1997 and 1998, respectively. In addition, the Company had supply, transportation, and storage contracts with Texas Petrochemicals that generated $107.3 million in revenues in 1997. No single customer accounted for more than 10% of consolidated revenues during 1999.


9. RELATED PARTY TRANSACTIONS

The Company has no employees. All management, administrative and operating functions are performed by employees of EPCO. Operating costs and expenses include charges for EPCO's employees who operate the Company's various facilities. Such charges are based on EPCO's actual salary costs and related fringe benefits. Because the Company's operations constitute the most significant portion of EPCO's consolidated operations, selling, general and administrative expenses reported in the accompanying statements of consolidated operations for all periods before the public offering include all such expenses incurred by EPCO less amounts directly incurred by other subsidiaries or operating divisions of EPCO.

In connection with the initial public offering, EPCO, the General Partner and the Company entered into the EPCO Agreement pursuant to which (i) EPCO agreed to manage the business and affairs of the Company and the Limited Partner; (ii) EPCO agreed to employ the operating personnel involved in the Company's business for which EPCO is reimbursed by the Company at cost; (iii) the Company and the Limited Partner agreed to participate as named insureds in EPCO's current insurance program, and costs are allocated among the parties on the basis of formulas set forth in the agreement; (iv) EPCO agreed to grant an irrevocable, nonexclusive worldwide license to all of the trademarks and trade names used in its business to the Company; (v) EPCO agreed to indemnify the Company against any losses resulting from certain lawsuits; and (vi) EPCO agreed to sublease all of the equipment which it holds pursuant to operating leases relating to an isomerization unit, a deisobutanizer tower, two cogeneration units and approximately 100 rail cars to the Company for $1 per year and assigned its purchase options under such leases to the Company (hereafter referred to as "Retained Leases".)

Pursuant to the EPCO Agreement, EPCO is reimbursed at cost for all expenses that it incurs in connection with managing the business and affairs of the Company, except that EPCO is not entitled to be reimbursed for any selling, general and administrative expenses. In lieu of reimbursement for such selling, general and administrative expenses, EPCO receives an annual administrative services fee which initially equaled $12.0 million. The General Partner, with the approval and consent of its Audit and Conflicts Committee, can agree to increases in such administrative services fee of up to 10% each year during the ten-year term of the EPCO Agreement and may agree to further increases in such fee in connection with expansions of the Company's operations through the construction of new facilities or the completion of acquisitions that require additional management personnel. On July 7, 1999, the Audit and Conflicts Committee of the General Partner authorized an increase in the administrative services fee to $1.1 million per month from the initial $1.0 million per month. The increased fees were effective August 1, 1999. Beginning in January 2000, the administrative services fee will increase to $1.55 million per month plus accrued employee incentive plan costs to compensate EPCO for the additional selling, general, and administrative charges related to the additional administrative employees acquired in the TNGL acquisition.

EPCO also operates most of the plants owned by the unconsolidated affiliates and charges them for actual salary costs and related fringe benefits. In addition, EPCO charged the unconsolidated affiliates for management services provided; such charges aggregated $1.1 million for 1997, $1.7 million for 1998 and $0.8 million for 1999. Since EPCO pays the rental charges for the Retained Leases, such payments are considered a contribution by EPCO for the benefit of each partnership interest and are included as such in Partners' Equity, and a corresponding charge for the rental expense is included in the consolidated statements of operations. Rental expense, included in operating costs and expenses, for the Retained Leases was $13.3 million, $11.3 million (of which $4.0 million occurred after the public offering) and $10.6 million for 1997, 1998 and 1999, respectively.

The Company also has transactions in the normal course of business with the unconsolidated affiliates and other subsidiaries and divisions of EPCO. Such transactions include the buying and selling of NGL products, loading of NGL products and transportation of NGL products by truck.

As a result of the TNGL acquisition, Shell acquired an ownership interest in the Limited Partner and its General Partner. At December 31, 1999, Shell owned approximately 17.6% of the Limited Partner and 30.0% of the General Partner. The Company's major customer related to the TNGL assets is Shell. Under the terms of the Shell Processing Agreement, the Company has the right to process substantially all of Shell's current and future natural gas production from the Gulf of Mexico. This includes natural gas production from the developments currently referred to as deepwater. Generally, the Shell Processing Agreement grants the Company the exclusive right to process any and all of Shell's Gulf of Mexico natural gas production from existing and future dedicated leases; plus the right to all title, interest, and ownership in the raw make extracted by the Company's gas processing facilities from Shell's natural gas production from such leases; with the obligation to deliver to Shell the natural gas stream after the raw make is extracted. In addition to the Shell Processing Agreement, the Company acquired a short-term lease for 425 rail cars from Shell for servicing the gas processing business activities.

Following is a summary of significant transactions with related parties:

                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                             -----------------------------------
                                              1997         1998        1999
                                             -----------------------------------
Revenues from NGL products sold to:
   Unconsolidated affiliates                   $44,392      $36,474     $40,439
   Shell                                                                 56,301
   EPCO and its subsidiaries                    19,029       19,531       9,148
Cost of NGL products purchased from:
   Unconsolidated affiliates                     8,453        9,270      14,212
   Shell                                                                188,570
   EPCO and its subsidiaries                     6,495        5,293      29,365
Operating expenses charged for trucking
   of NGL products                               7,606        4,704       6,282
Administrative service fee charged by EPCO                    5,129      12,500



10. COMMITMENTS AND CONTINGENCIES

STORAGE COMMITMENTS

The Company stores NGL products for EPCO and various third parties. Under the terms of the storage agreements, the Company is generally required to redeliver to the owner its NGL products upon demand. The Company is insured for any physical loss of such NGL products due to catastrophic events. At December 31, 1999, NGL products aggregating 230 million gallons were due to be redelivered to the owners under various storage agreements.

LEASE COMMITMENTS

The  Company  leases  certain   equipment  and   processing   facilities   under
noncancelable operating leases. Minimum future rental payments on such leases with terms in excess of one year at December 31, 1999 are as follows:

          2000                           $ 5,629
          2001                             4,609
          2002                             4,606
          2003                             4,606
          2004                             4,607
          Thereafter                       4,607
                                     ------------
          Total minimum obligations     $ 28,664
                                     ============

Lease expense charged to operations (including Retained Leases) for the years ended December 31, 1997, 1998 and 1999 was approximately $29.6 million , $18.5 million and $20.2 million, respectively.

GAS PURCHASE COMMITMENTS

The Company has annual renewable gas purchase contracts with four suppliers. As of December 31, 1999, the Company is required to make daily purchases as follows: 8,000 million British Thermal Units ("MMBTU") per day through March 31, 2000, 5,000 MMBTU per day through July 31, 2000 and 5,000 MMBTU per day through October 31, 2000. The cost of these natural gas purchase commitments approximate market value at the time of delivery.

CAPITAL EXPENDITURE COMMITMENTS

As of December 31, 1999, the Company had capital expenditure commitments totaling approximately $9.5 million, of which $1.7 million relates to the construction of projects of unconsolidated affiliates.

LITIGATION

EPCO has indemnified the Company against any litigation pending as of the date of its formation. The Company is sometimes named as a defendant in litigation relating to its normal business operations. Although the Company insures itself against various business risks, to the extent management believes it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify the Company against liabilities arising from future legal proceedings as a result of its ordinary business activity. Management is aware of no significant litigation, pending or threatened, that would have a significantly adverse effect on the Company's financial position or results of operations.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by the Company, using available market information and appropriate valuation methodologies. Considerable judgment, however, is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company enters into swaps and other contracts to hedge the price risks associated with inventories, commitments and certain anticipated transactions. The Company does not currently hold or issue financial instruments for trading purposes. The swaps and other contracts are with established energy companies and major financial institutions. The Company believes its credit risk is minimal on these transactions, as the counterparties are required to meet stringent credit standards. There is continuous day-to-day involvement by senior management in the hedging decisions, operating under resolutions adopted by the board of directors of the General Partner.

At December 31, 1999, the Company had open positions covering 24.0 billion cubic feet of natural gas extending into December 2000 related to the swaps described above. The fair value of these swap contracts at December 31, 1999 was estimated at $0.5 million payable by the Company based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been settled at the balance sheet date.

Cash and Cash Equivalents, Accounts Receivable, Participation in Notes Receivable from Unconsolidated Affiliates, Accounts Payable and Accrued Expenses are carried at amounts which reasonably approximate their fair value at year end due to their short-term nature.

Long-term debt is carried at an amount that reasonably approximates its fair value at year end due to its variable interest rates.


12.  SUPPLEMENTAL CASH FLOWS DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                               1997               1998              1999
                                                         -------------------------------------------------------
(Increase) decrease in:
      Accounts receivable                                       $   29,024          $   3,699      $  (152,335)
      Inventories                                                    7,329              1,361            7,471
      Prepaid and other current assets                                 917               (342)          (7,524)
      Other assets                                                     127                 46           (1,971)
Increase (decrease) in:
      Accounts payable                                              (3,320)           (40,005)          (6,277)
      Accrued gas payable                                          (26,955)           (18,485          189,165
      Accrued expenses                                              (5,526)            (1,098)         (11,137)
      Other current liabilities                                      1,352            (10,082)           6,745
      Other liabilities                                                                                    296
                                                         -------------------------------------------------------
Net effect of changes in operating accounts                     $    2,948         $  (64,906)     $    24,433
                                                         =======================================================

Cash payments for interest, net of $2,005,
      $180 and $153 capitalized in 1997,
      1998 and 1999, respectively                               $   28,352         $    6,971       $   15,780
                                                         =======================================================


During 1998, the Company contributed $1.9 million (at net book value) of plant equipment to an unconsolidated affiliate as part of its investment therein. On August 1, 1999, the Company paid $166 million in cash and the Limited Partner issued 14.5 million non-distribution bearing, convertible special Units in exchange for the equity interest in TNGL. On July 1, 1999, the Company paid approximately $42.1 million in cash to Kinder Morgan and EPCO and assumed approximately $4 million of debt in connection with the acquisition of additional interest in MBA.

13.  CONCENTRATION OF CREDIT RISK

A substantial portion of the Company's revenues are derived from natural gas processing and the fractionation, isomerization, propylene production, marketing, storage and transportation of NGLs to various companies in the NGL industry, located in the United States. Although this concentration could affect the Company's overall exposure to credit risk since these customers might be affected by similar economic or other conditions, management believes the Company is exposed to minimal credit risk, since the majority of its business is conducted with major companies within the industry and much of the business is conducted with companies with whom the Company has joint operations. The Company generally does not require collateral for its accounts receivable. The Company is subject to a number of risks inherent in the industry in which it operates, primarily fluctuating gas and liquids prices and gas supply. The Company's financial condition and results of operations will depend significantly on the prices received for NGLs and the price paid for gas consumed in the NGL extraction process. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company. In addition, the Company must continually connect new wells through third-party gathering systems which serve the gas plants in order to maintain or increase throughput levels to offset natural declines in dedicated volumes. The number of wells drilled by third parties will depend on, among other factors, the price of gas and oil, the energy policy of the federal government, and the availability of foreign oil and gas, none of which is in the Company's control.


14.  SEGMENT  INFORMATION

Historically, the Company has had only one reportable business segment: NGL Operations. Due to the broadened scope of the Company's operations with the third quarter of 1999 acquisition of TNGL, effective for fiscal 1999, the Company's operations are being managed using five reportable business segments. The five new segments are: Fractionation, Pipeline, Processing, Octane Enhancement, and Other.

Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The management of the Company evaluates segment performance on the basis of gross operating margin. Gross operating margin reported for each segment represents earnings before depreciation and amortization, lease expense obligations retained by the Company's largest Unitholder, EPCO, and general and administrative expenses. In addition, segment gross operating margin is exclusive of interest expense, interest income (from unconsolidated affiliates or others), dividend income from unconsolidated affiliates, minority interest, extraordinary charges and other income and expense transactions. The Company's equity earnings from unconsolidated affiliates are included in segment gross operating margin. Segment assets consists of property, plant and equipment and the amount of investments in and advances to unconsolidated affiliates.

Segment gross operating margin is inclusive of intersegment revenues. Such revenues, which have been eliminated from the consolidated totals, are recorded at arms-length prices which are intended to approximate the prices charged to external customers.

As noted above, the five new segments are Fractionation, Pipeline, Processing, Octane Enhancement and Other. Fractionation includes NGL fractionation, polymer grade propylene fractionation and butane isomerization (converting normal butane into high purity isobutane) services. Pipeline consists of pipeline, storage and import/export terminal services. Processing includes the natural gas processing business and its related NGL merchant activities. Octane Enhancement represents the Company's 33.33% ownership interest in a facility that produces motor gasoline additives to enhance octane (currently producing MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.

Information  by  operating  segment,   together  with   reconciliations  to  the
consolidated totals, is presented in the following table:

                                                      Operating Segments                              Adjustments
                          ---------------------------------------------------------------------------
                                                                           Octane                         and        Consolidated
                          Fractionation    Pipelines      Processing    Enhancement       Other       Eliminations      Totals
                          ---------------------------------------------------------------------------------------------------------
Revenues from
    external customers
    1999                      $  275,646     $   16,180    $ 1,081,487     $    8,183      $     731   $   (35,771)    $ 1,346,456
    1998                         273,781         19,344        506,630          9,801                      (54,983)        754,573
    1997                         339,721         15,924        729,376          9,305                      (58,363)      1,035,963

Intersegment revenues
    1999                         118,103         43,688        216,720                           444      (378,955)              -
    1998                         162,379         37,574             90                           383                             -
    1997                         129,230         40,202            164                           360                             -

Total revenues
    1999                         393,749         59,868      1,298,207          8,183          1,175      (414,726)      1,346,456
    1998                         436,160         56,918        506,720          9,801            383      (255,409)        754,573
    1997                         468,951         56,126        729,540          9,305            360      (228,319)      1,035,963

Gross operating margin by segment
    1999                         106,267         27,038         36,799          8,183            908                       179,195
    1998                          66,627         27,334           (652)         9,801         (3,483)                       99,627
    1997                         100,770         23,909         (3,778)         9,305         (1,496)                      128,710

Segment assets
    1999                         362,198        249,453        122,495                           113        32,810         767,069
    1998                         288,159        207,432            181                           142                       499,793

Investments in and advances to
    Unconsolidated affiliates
    1999                          99,110         85,492         33,000         63,004                                      280,606
    1998                          30,447         10,595                        50,079                                       91,121

Two customers provided more than 10% of revenues in 1997. Only one customer provided more than 10% of revenues in 1998. No single customer provided more than 10% of revenues in 1999.

All consolidated revenues were earned in the United States.

A reconciliation of segment gross operating margin to consolidated income before extraordinary item and minority interest follows:

                                                                 1997             1998             1999
                                                           ---------------------------------------------------
Total segment gross operating margin                             $  128,710        $  99,627       $  179,195
      Depreciation and amortization                                 (17,684)         (18,579)         (23,664)
      Retained lease expense, net                                   (13,300)         (12,635)         (10,557)
      Gain (loss) on sale of assets                                   (155)              276            (123)
      Selling, general and administrative                          (21,891)         (18,216)         (12,500)
                                                           ---------------------------------------------------
Consolidated operating income                                        75,680           50,473          132,351
      Interest expense                                              (25,717)         (15,057)         (16,439)
      Interest income from unconsolidated affiliates                                     809            1,625
      Dividend income from unconsolidated affiliates                                                    3,435
      Interest income - other                                         1,934              772            1,247
      Other, net                                                        793              358             (379)
                                                           ---------------------------------------------------
Consolidated income before extraordinary item
  and minority interest                                           $  52,690        $  37,355       $  121,840
                                                           ===================================================


15.  SUBSEQUENT EVENTS


Effective January 1, 2000, the Company's General Partner and Limited Partner, adopted the 1999 Long-Term Incentive Plan (the "Plan"). Under the Plan, non-qualified incentive options to purchase a fixed number of Common Units of the Limited Partner may be granted to key employees of EPCO who perform management, administrative or operational functions for the Company under the EPCO Agreement. The exercise price per Unit, vesting and expiration terms, and rights to receive distributions on Units granted are determined by the Company for each grant agreement. Upon the exercise of an option, the Company may deliver the Units of the Limited Partner or pay an amount in cash equal to the excess of the fair market value of a Unit and the exercise price of the option. On January 1, 2000, 225,000 options were granted at a weighted average price of $17.50 per Unit of which none had been exercised at March 27, 2000. The Plan is primarily funded by the Units purchased by the Trust.

On February 25, 2000, the Company announced the closing, effective March 1, 2000, of its acquisition of certain Louisiana and Texas pipeline assets from Concha Chemical Pipeline Company ("Concha"), an affiliate of Shell, for approximately $100 million in cash. The principal asset acquired was the Lou-Tex Propylene Pipeline which is 263 miles of 10" pipeline from Sorrento, Louisiana to Mont Belvieu, Texas. The Lou-Tex Propylene Pipeline is currently dedicated to the transportation of chemical grade propylene from Sorrento to the Mont Belvieu area. Also acquired in this transaction was 27.5 miles of 6" ethane pipeline between Sorrento and Norco, Louisiana, and a 0.5 million barrel storage cavern at Sorrento, Louisiana. The acquisition of the Lou-Tex Propylene Pipeline is the first step in the Company's development of an approximately $180 million, 160,000 barrel per day Louisiana-to-Texas gas liquids pipeline system. The second step involves the construction of the 263-mile Lou-Tex NGL Pipeline from Sorrento, Louisiana to Mont Belvieu, Texas, scheduled for completion in the third quarter of 2000 at an estimated cost of $82.5 million. This larger system will link growing supplies of NGLs produced in Louisiana and Mississippi with the principal NGL markets on the United States Gulf Coast.

On March 13, 2000, in connection with the Registration Statement, the Company issued $350 million of 5-year public debt securities. The notes are unsecured; rank equally with all of the Company's existing and future senior debt; are senior to any future subordinated debt; and are effectively junior to the Company's secured indebtedness and other liabilities. The Company issued the notes under an indenture containing certain restrictive covenants restricting its ability, with certain exceptions, to incur debt secured by liens and engage in sale/leaseback transactions. The Limited Partner is guarantor of the notes. Management used the proceeds of approximately $347.8 million from such debt offering to repay the entire $169 million outstanding under the $200 Million

Bank Credit Facility (at the time of the offering) and applied the remaining proceeds of $178.8 million to the balance outstanding under the $350 Million Bank Credit Facility.

On March 23, 2000, the Company borrowed $54 million from the Mississippi Business Finance Corporation ("MBFC") to reimburse the Company's portion of construction costs of the Pascagoula gas processing plant. MBFC will issue $54 million in taxable industrial development bonds underwritten by First Union Securities, Inc. and Banc of America Securities, LLC. The Limited Partner will act as guarantor of the MBFC bonds with the Company making payments of principal and interest to MBFC. Interest on the bonds will be paid semiannually with final maturity of the bonds in March 2010.

                                                                     SCHEDULE II

ENTERPRISE PRODUCTS OPERATING L.P.
VALUATION AND QUALIFYING ACCOUNTS

(AMOUNTS IN MILLIONS OF DOLLARS)

                                                                       Additions
                                                          -------------------------------------
                        Balance at Charged to Charged to
                                          beginning of   Costs and       other                     Balance at end
              Description                    period       expenses     accounts    Deductions        of period
------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
      Reserve for inventory losses             $ 1.2        $  5.0                   $ (5.4)(a)         $  0.8

Year ended December 31, 1998:
      Reserve for inventory losses               0.8          10.0                    (10.1)(a)            0.8
Year ended December 31, 1999:
      Allowance for doubtful
          Accounts receivable - trade                          3.0     12.9(b)                            15.9
      Reserve for inventory losses               0.8           7.3                     (5.2) (a)           2.9

------------------------------------------------------------------------------------------------------------------

 (a)  Generally denotes net underground NGL storage well product losses
 (b) As a result of the TNGL acquisition, the Company acquired a $12.9 million allowance for doubtful accounts from TNGL. Historically, the Company did not experience any significant losses from bad debts and therefore did not require an allowance account.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas, on the 27th day of March, 2000.

                                    ENTERPRISE PRODUCTS OPERATING L.P.
                                    (A Delaware Limited Partnership)

                                    By:      ENTERPRISE PRODUCTS GP, LLC,
                                             as General Partner

                                    By:      /s/  O.S. Andras
                                             ___________________________________
                                    Name:    O.S. Andras
                                    Title: President and Chief Executive Officer
                                           of Enterprise Products GP, LLC

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities as directors and principal executive officers of the General Partner as indicated below on the 27th day of March, 2000.

    Signature                                       Title
    ---------                                       -----

/s/  Dan L. Duncan                    Chairman of the Board and Director
_________________________
Dan L. Duncan

/s/  O.S. Andras                      President, Chief Executive Officer and
_________________________             Director
O.S. Andras

/s/  Randa L. Duncan                  Group Executive Vice President and
_________________________             Director
Randa L. Duncan

/s/ Gary L. Miller                    Executive Vice President, Chief Financial
_________________________             Officer, Treasurer and Director (Principal
Gary L. Miller                        Financial and Accounting Officer)

/s/ Charles R. Crisp                  Director
_________________________
Charles R. Crisp

/s/ Dr. Ralph S. Cunningham           Director
_________________________
Dr. Ralph S. Cunningham

/s/ Curtis R. Frasier                 Director
_________________________
Curtis R. Frasier

/s/ Lee W. Marshall, Sr.              Director
_________________________
Lee W. Marshall, Sr.

/s/ Stephen H. McVeigh                Director
_________________________
Stephen H. McVeigh