Form 10-Q
period 2000-03-31
ENTERPRISE PRODUCTS OPERATING L P
filed 2000-05-11
CIK 1102995

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


Commission file number: 333-93239-01

                       ENTERPRISE PRODUCTS OPERATING L.P.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                        76-0568219
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                              2727 NORTH LOOP WEST
                                 HOUSTON, TEXAS
                                   77008-1037
               (Address of principal executive offices) (Zip code)

                                 (713) 880-6500
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___

No  common  equity  securities  of  Enterprise   Products  Operating  L.P.  (the
"Company") are held by non-affiliates of the Company. The Company is owned 98.9899% by its Parent and Limited Partner, Enterprise Products Partners L.P. (a publicly-traded master limited partnership under New York Stock Exchange ("NYSE") symbol "EPD" (SEC File No. 1-14323)), and 1.0101% by its General Partner, Enterprise Products GP, LLC.

               ENTERPRISE PRODUCTS OPERATING L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                         Page
                                                                                          No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ENTERPRISE PRODUCTS OPERATING L.P. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets,  March 31, 2000 and December 31, 1999                1

         Statements of Consolidated Operations
                  for the Three Months ended March 31, 2000 and 1999                       2

         Statements of Consolidated Cash Flows
                  for the Three Months ended March 31, 2000 and 1999                       3

         Notes to Unaudited Consolidated Financial Statements                              4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                            13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       24

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                       26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 26

         Signature Page

                         PART 1. FINANCIAL INFORMATION.
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       ENTERPRISE PRODUCTS OPERATING L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                MARCH 31,
                                                                                  2000         DECEMBER 31,
                                   ASSETS                                      (UNAUDITED)         1999
                                                                             ---------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                    $   49,736        $   5,159
     Accounts receivable - trade, net of allowance for doubtful accounts of
       $15,871 at December 31, 1999 and $15,926 at March 31, 2000                    320,355          262,348
     Accounts receivable - affiliates                                                 22,040           53,906
     Inventories                                                                      10,506           39,907
     Current maturities of participation in notes receivable from
       unconsolidated affiliate                                                        3,232            6,519
     Prepaid and other current assets                                                 11,659           14,459
                                                                             ---------------------------------
              Total current assets                                                   417,528          382,298
PROPERTY, PLANT AND EQUIPMENT, NET                                                   871,251          767,069
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                             286,872          280,606
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $1,345 AT
     DECEMBER 31, 1999 AND $2,204 AT MARCH 31, 2000                                   57,868           61,619
OTHER ASSETS                                                                           2,938            1,120
                                                                             =================================
              TOTAL                                                              $ 1,636,457      $ 1,492,712
                                                                             =================================

                      LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                            $     -       $  129,000
     Accounts payable - trade                                                         77,029           69,294
     Accounts payable - affiliate                                                     24,188           64,780
     Accrued gas payables                                                            280,373          233,360
     Accrued expenses                                                                  5,075           16,148
     Other current liabilities                                                         4,725           18,176
                                                                             ---------------------------------
              Total current liabilities                                              391,390          530,758
LONG-TERM DEBT                                                                       404,000          166,000
OTHER LONG-TERM LIABILITIES                                                            6,656              296
MINORITY INTEREST                                                                      1,069            1,032
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY
     Limited Partner                                                                 829,604          791,279
     General Partner                                                                   8,465            8,074
     Parent's Units acquired by Trust                                                 (4,727)          (4,727)
                                                                             ---------------------------------
              Total Partners' Equity                                                 833,342          794,626
                                                                             =================================
              TOTAL                                                              $ 1,636,457      $ 1,492,712
                                                                             =================================

            See Notes to Unaudited Consolidated Financial Statements

                       ENTERPRISE PRODUCTS OPERATING L.P.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                                 THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                     -------------------------------------
                                                                            2000              1999
                                                                     -------------------------------------
REVENUES
Revenues from consolidated operations                                        $  746,281        $  147,314
Equity income in unconsolidated affiliates                                        7,443             1,563
                                                                     -------------------------------------
         Total                                                                  753,724           148,877
                                                                     -------------------------------------
COST AND EXPENSES
Operating costs and expenses                                                    672,906           133,809
Selling, general and administrative                                               5,384             3,000
                                                                     -------------------------------------
         Total                                                                  678,290           136,809
                                                                     -------------------------------------
OPERATING INCOME                                                                 75,434            12,068
                                                                     -------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                                                 (7,774)           (2,263)
Interest income from unconsolidated affiliates
Dividend income from unconsolidated affiliates                                    1,234                 -
Interest income - other                                                           1,481               284
Other, net                                                                         (363)               75
                                                                     -------------------------------------
          Other income  (expense)                                                (5,180)           (1,507)
                                                                     -------------------------------------
INCOME BEFORE MINORITY INTEREST
                                                                                 70,254            10,561
MINORITY INTEREST
                                                                                    (37)              (27)
                                                                     =====================================
NET INCOME                                                                   $   70,217        $   10,534
                                                                     =====================================

            See Notes to Unaudited Consolidated Financial Statements

                        ENTERPRISE PRODUCTS OPERATING L.P
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   -------------------------------------
                                                                                          2000              1999
                                                                                   -------------------------------------
OPERATING ACTIVITIES
Net income                                                                                 $   70,217        $   10,534
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                                             9,047             4,905
      Equity in income of unconsolidated affiliates                                            (7,443)           (1,563)
      Leases paid by EPCO                                                                       2,665             2,667
      Minority interest                                                                            37                27
      Gain on sale of assets                                                                        -                (3)
      Net effect of changes in operating accounts                                               2,202             3,808
                                                                                   -------------------------------------
Operating activities cash flows                                                                76,725            20,375
                                                                                   -------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                         (111,449)           (1,672)
Proceeds from sale of assets                                                                        2                11
Collection of notes receivable from unconsolidated affiliates                                   3,287             3,684
Unconsolidated affiliates:
      Investments in and advances to                                                           (5,972)          (28,866)
      Distributions received                                                                    7,149             2,505
                                                                                   -------------------------------------
Investing activities cash flows                                                              (106,983)          (24,338)
                                                                                   -------------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                                     464,000            40,000
Long-term debt repayments                                                                    (355,000)          (20,000)
Parent's Units acquired by consolidated Trust                                                       -            (4,727)
Cash distributions to minority interest                                                             -               (71)
Cash distributions to partners                                                                (34,165)          (30,749)
                                                                                   -------------------------------------
Financing activities cash flows                                                                74,835           (15,547)
                                                                                   -------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        44,577           (19,510)
CASH AND CASH EQUIVALENTS, JANUARY 1                                                            5,159            24,103
                                                                                   =====================================
CASH AND CASH EQUIVALENTS, MARCH 31                                                        $   49,736         $   4,593
                                                                                   =====================================

            See Notes to Unaudited Consolidated Financial Statements

                       ENTERPRISE PRODUCTS OPERATING L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

In the opinion of Enterprise Products Operating L.P. (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2000, consolidated results of operations for the three month periods ended March 31, 2000 and 1999, and consolidated cash flows for the three month periods ended March 31, 2000 and 1999. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Special Financial Report pursuant to Section 15(d)(2) on Form 10-K (File No. 333-93239-01) for the year ended December 31, 1999. In addition, these unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company's Parent, Enterprise Products Partners L.P. (File No. 1-14323) for the year ended December 31, 1999.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior years' financial statements to conform to the presentation of the current period financial statements.

Dollar amounts presented in the tabulations within the notes to the consolidated financial statements are stated in thousands of dollars, unless otherwise indicated.


2.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

At March 31, 2000, the Company's significant unconsolidated affiliates accounted for by the equity method included the following:

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

During the third quarter of 1999, the Company acquired the remaining interest in Mont Belvieu Associates , 51%, ("MBA") and Entell NGL Services, LLC, 50%, ("Entell"). Accordingly, after the acquisition of the remaining interest, the aforementioned entities became wholly owned subsidiaries of the Company and are included as a consolidated entity from that point forward.

The following table shows investments in and advances to unconsolidated affiliates at:



                                               MARCH 31,        DECEMBER 31,
                                                 2000               1999
                                          -------------------------------------
Accounted for on equity basis:
     BEF                                          $   60,787        $   63,004
     Promix                                           51,100            50,496
     BRF                                              33,425            36,789
     Tri-States                                       29,566            28,887
     EPIK                                             18,505            15,258
     Belle Rose                                       12,223            12,064
     BRPC                                             18,823            11,825
     Wilprise                                          9,443             9,283
     MBA Accounted for on cost basis:
     VESCO                                            33,000            33,000
     Dixie                                            20,000            20,000
                                          =====================================
Total                                             $  286,872        $  280,606
                                          =====================================


The following table shows equity in income (loss) of unconsolidated affiliates for the quarters ended March 31, 2000 and 1999:

                              FOR QUARTER ENDED MARCH 31,
                                 2000              1999
                          -------------------------------------
BEF                                $   2,505          $    301
MBA                                        -               760
BRF                                      529              (143)
BRPC                                      10                 -
EPIK                                   1,792               397
Wilprise                                  88                 -
Tri-States                               678                 -
Promix                                 1,662                 -
Belle Rose                               179                 -
Other                                      -               248
                          =====================================
Total                              $   7,443         $   1,563
                          =====================================

BEF

The Company owns a 33.33% economic interest in the BEF partnership that owns the MTBE production facility located within the Company's Mont Belvieu complex. The production of MTBE is driven by oxygenated fuels programs enacted under the federal Clean Air Act Amendments of 1990 and other legislation. Any changes to these programs that enable localities to opt out of these programs, lessen the requirements for oxygenates or favor the use of non-isobutane based oxygenated fuels reduce the demand for MTBE and could have an adverse effect on the Company's results of operations.

In recent years, MTBE has been detected in water supplies. The major source of the ground water contamination appears to be leaks from underground storage tanks. Although these detections have been limited and the great majority of these detections have been well below levels of public health concern, there have been actions calling for the phase-out of MTBE in motor gasoline in various federal and state governmental agencies.

In light of these developments, the Company is formulating a contingency plan for use of the BEF facility if MTBE were banned or significantly curtailed. Management is exploring a possible conversion of the BEF facility from MTBE production to alkylate production. At present the forecast cost of this conversion would be in the $20 million to $25 million range, with the Company's share being $6.7 million to $8.3 million.


3.  ACQUISITIONS

Effective August 1, 1999, the Company acquired Tejas Natural Gas Liquids, LLC ("TNGL") from a subsidiary of Tejas Energy, LLC, now Coral Energy, LLC, an affiliate of Shell Oil Company ("Shell") for $166 million in cash and the issuance of 14.5 million non-distribution bearing, convertible Special Units of the Limited Partner, Enterprise Products Partners L.P.. All references hereafter to "Shell", unless the context indicates otherwise, shall refer collectively to Shell Oil Company, its subsidiaries and affiliates. TNGL engages in natural gas processing and NGL fractionation, transportation, storage and marketing in Louisiana and Mississippi. TNGL's assets include a 20-year natural gas processing agreement with Shell ("Shell Processing Agreement") and varying interests in eleven natural gas processing plants, four NGL fractionation facilities; four NGL storage facilities and approximately 1,500 miles in pipelines. Shell has the opportunity to earn an additional 6.0 million non-distribution bearing, convertible special Contingency Units of the Limited Partner over the next two years upon the achievement of certain gas production thresholds under the Shell Processing Agreement.

Effective July 1, 1999, the Company acquired Kinder Morgan Operating LP "A"'s 25% indirect ownership interest and Enterprise Products Company's ("EPCO") 0.5% indirect ownership interest in a 210,000 barrel per day NGL fractionation facility located in Mont Belvieu, Texas for approximately $42 million in cash and the assumption of approximately $4 million in debt.

Both acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of each has been allocated to the assets purchased and liabilities assumed based on their estimated fair value at the effective date of each transaction.

PRO FORMA EFFECT OF ACQUISITIONS

The following table presents unaudited pro forma information for the quarter ended March 31, 1999 as if the acquisition of TNGL from Shell and the Mont Belvieu NGL fractionation facility from Kinder Morgan and EPCO had been made as of January 1, 1999:

Revenues                                              $  300,510
                                                =================
Net income                                             $  13,374
                                                =================
Allocation of net income to
      Limited partners                                 $  13,239
                                                =================
      General Partner                                   $    135
                                                =================


4.   LONG-TERM DEBT

GENERAL. Long-term debt at March 31, 2000 was comprised of $350 million in 5-year public Senior Notes issued by the Company and $54 million in Taxable Industrial Development Bonds ("Revenue Bonds") issued by the Mississippi Business Finance Corporation ("MBFC"). The issuance of the $350 Million Senior Notes represented a partial takedown of the $800 million universal shelf registration (the "Registration Statement") that was filed with the Securities and Exchange Commission in December 1999. The proceeds from the $350 Million Senior Notes and the $54 million Revenue Bonds were used to extinguish all outstanding balances owed under the $200 Million Bank Credit Facility and the $350 Million Bank Credit Facility.

The following table summarizes long-term debt at:

                                                MARCH 31,         DECEMBER 31,
                                                  2000                1999
                                               ---------------------------------
Borrowings under:
     $200 Million Bank Credit Facility                               $   129,000
     $350 Million Bank Credit Facility                                   166,000
     $350 Million Senior Notes                     $   350,000
     $54  Million Revenue Bonds                         54,000
                                               ---------------------------------
              Total                                    404,000           295,000
Less current maturities of long-term debt                    -           129,000
                                               ---------------------------------
                                               =================================
              Long-term debt                       $   404,000       $   166,000
                                               =================================

At March 31, 2000, the Company had a total of $40 million of standby letters of credit available of which approximately $13.3 million were outstanding under letter of credit agreements with the banks.

$200 MILLION BANK CREDIT FACILITY. In July 1998, the Company entered into a $200 million bank credit facility that included a $50 million working capital facility and a $150 million revolving term loan facility. On March 15, 2000, the Company used $169 million of the proceeds from the issuance of the $350 Million Senior Notes to retire the outstanding balance of this credit facility in accordance with its agreement with the banks.

$350 MILLION BANK CREDIT FACILITY. In July 1999, the Company entered into a $350 Million Bank Credit Facility that includes a $50 million working capital facility and a $300 million revolving term loan facility. The $300 million revolving term loan facility includes a sublimit of $40 million for letters of credit. Borrowings under the $350 Million Bank Credit Facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. The Company elects the basis for the interest rate at the time of each borrowing.

This facility will expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. In March 2000, the Company used $179 million of the proceeds from the issuance of the $350 Million Senior Notes and $47 million from the issuance of the $54 million Revenue Bonds to payoff the outstanding balance on this credit facility. No amount was outstanding on this credit facility at March 31, 2000.

As amended on July 28, 1999, the credit agreement relating to this facility contains a prohibition on distributions on, or purchases or redemptions of, Units of the Limited Partner if any event of default is continuing. In addition, this bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation or sale of assets. The bank credit facility requires that the Company satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250 million, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Company was in compliance with these restrictive covenants at March 31, 2000.


$350 MILLION SENIOR NOTES. On March 13, 2000, the Company completed a public offering of $350 million in principal amount of 8.25% fixed-rate Senior Notes due March 15, 2005 ( "Senior Notes") at a price to the public of 99.948% per Senior Note. The Company received proceeds, net of underwriting discounts and commissions, of approximately $347.7 million. The proceeds were used to pay the entire $169 million outstanding principal balance on the $200 Million Bank Credit Facility and to pay approximately $179 million of the $226 million outstanding principal balance on the $350 Million Bank Credit Facility.

The Senior Notes are subject to a make-whole redemption right by the Company. The Senior Notes are an unsecured obligation of the Company and rank equally with its existing and future unsecured and unsubordinated indebtedness and senior to any future subordinated indebtedness. The Senior Notes are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee. The Senior Notes were issued under an indenture containing certain restrictive covenants. These covenants restrict the ability of the Company and the Limited Partner, with certain exceptions, to incur debt secured by liens; and engage in sale and leaseback transactions. The Company and the Limited Partner were in compliance with the restrictive covenants at March 31, 2000.

Settlement was completed on March 15, 2000. The issuance of the Senior Notes was a takedown under the Company's and Limited Partner's $800 million Registration Statement; therefore, the amount of securities available under the Registration Statement has been reduced to $450 million.

$54 MILLION REVENUE BONDS. On March 27, 2000, the Company executed a $54 million loan agreement with the MBFC which was funded with proceeds from the sale of Taxable Industrial Revenue Bonds ("Bonds") by the MBFC. The Bonds issued by the MBFC are 10-year bonds with a maturity date of March 1, 2010 and bear a fixed-rate interest coupon of 8.70%. The Company received proceeds from the sale of the Bonds, net of underwriting discounts and commissions, of approximately $53.6 million. The proceeds were used to pay the remaining $47 million outstanding principal balance on the $350 Million Bank Credit Facility and for working capital and other general partnership purposes. In general, the proceeds of the Bonds were used to reimburse the Company for costs incurred in acquiring and constructing the Pascagoula, Mississippi natural gas processing plant.

The Bonds were issued at par and are subject to a make-whole redemption right by the Company. The Bonds are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee. The loan agreement contains certain covenants including maintaining appropriate levels of insurance on the Pascagoula natural gas processing facility and restrictions regarding mergers. The Company was in compliance with the restrictive covenants at March 31, 2000.


5.       CAPITAL STRUCTURE AND DISTRIBUTIONS

The Limited Partner owns 98.9899% of the Company with the General Partner owning the remaining 1.0101%. For purposes of maintaining partner capital accounts, the partnership agreement generally specifies that items of income or loss shall be allocated among the partners in accordance with their respective ownership percentages. Net losses are first allocated to the partners in accordance with their respective percentages to the extent that the allocations do not cause the Limited Partner to have a deficit balance in its capital account. Any net loss not allocated to the Limited Partner is allocated to the General Partner. Normal allocations of net income according to percentage interests are done only, however, after giving effect to any priority income allocations to the General Partner in an amount equal to any aggregate net losses incurred by the General Partner for all previous years. For the quarter ended March 31,2000 and year ended December 31, 1999, the allocation of earnings was based solely on the respective ownership interests of the partners with no priority income allocations being necessary.

The partnership agreement requires the Company to distribute 100% of the "Available Cash" (as defined in the partnership agreements) to the partners within 45 days following the end of each calendar quarter in accordance with their respective ownership interests. Available Cash consists generally of all cash receipts of the Company, less all of its cash disbursements, net of changes in reserves. The Company's cash distributions to its partners were $34.2 million and $30.7 million for the quarters ended March 31, 2000 and 1999, respectively.

LIMITED PARTNER UNITS ACQUIRED BY TRUST. During the first quarter of 1999, the Company established a revocable grantor trust (the "Trust") to fund future liabilities of a long-term incentive plan. At March 31, 2000, the Trust had purchased a total of 267,200 Common Units of the Limited Partner (the "Trust Units") which are accounted for in a manner similar to treasury stock under the cost method of accounting. The Trust Units receive dividends from the Limited Partner.


6.   SUPPLEMENTAL CASH FLOW DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                 2000               1999
                                             -----------------------------------
(Increase) decrease in:
      Accounts receivable                        $   (26,141)         $   5,796
      Inventories                                     29,401               (199)
      Prepaid and other current assets                 2,800             (1,941)
      Other assets                                    (2,742)                 -
Increase (decrease) in:
      Accounts payable - trade                       (32,857)            (1,517)
      Accrued gas payable                             47,013             10,527
      Accrued expenses                               (11,073)            (3,728)
      Other current liabilities                      (13,451)            (5,130)
      Other liabilities                                9,252                  -
                                             ===================================
Net effect of changes in operating accounts        $   2,202          $   3,808
                                             ===================================


Capital expenditures for the first quarter of 2000 were $111.4 million compared to $1.7 million for the same period in 1999. Capital expenditures for the first quarter of 2000 included $99.6 million for the purchase of the Lou-Tex Propylene Pipeline, $7.7 million for construction costs on the Lou-Tex NGL Pipeline, and $3.4 million for construction costs on the Neptune gas processing facility.

The purchase of the Lou-Tex Propylene Pipeline and related assets from Concha Chemical Pipeline Company, an affiliate of Shell, was completed on February 25, 2000. The effective date of the transaction was March 1, 2000. The Lou-Tex Propylene Pipeline is a 263-mile, 10" pipeline that transports chemical grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas. Also acquired in this transaction was 27.5 miles of 6" ethane pipeline between Sorrento and Norco, Louisiana, and a 0.5 million barrel storage cavern at Sorrento, Louisiana.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

8.   FINANCIAL INSTRUMENTS

The Company enters into swaps and other contracts to hedge the price risks associated with inventories, commitments and certain anticipated transactions. The Company does not currently hold or issue financial instruments for trading purposes. The swaps and other contracts are with established energy companies and major financial institutions. The Company believes its credit risk is minimal on these transactions, as the counterparties are required to meet stringent credit standards. There is continuous day-to-day involvement by senior management in the hedging decisions, operating under resolutions adopted by the board of directors.

INTEREST RATE SWAPS. In March 2000, the Company entered into interest rate swaps whereby the fixed-rate of interest on a portion of the $350 Million Senior Notes and the $54 Million Revenue Bonds was swapped for floating rates tied to the six month London Interbank Offering Rate ("LIBOR"). Interest rate swaps are used to manage the partnership's exposure to changes in interest rates and to lower overall costs of financing. Interest rate swaps allow the Company to raise funds at fixed rates and effectively swap them into floating rates that are lower than those available to the partnership if floating-rate borrowings were made directly. These agreements involve the exchange of fixed-rate payments for floating-rate payments without the exchange of the underlying principal amount.

At March 31, 2000, the Company had three interest rate swaps outstanding with banks. The notional amount of these swaps totaled $154 million, with $100 million expiring in five years and $54 million expiring in ten years. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. The Company monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring losses is remote, and that if incurred, such losses would be immaterial.

The following table summarizes the interest rate swap agreements entered into by the Company:

Interest Rate Swaps related to the $350 Million Senior Notes:

                                          FIXED-RATE     FLOATING-RATE   FLOATING-RATE
                                            COUPON          COUPON         SPREAD IN                                        EARLY
                             NOTIONAL       AMOUNT          AMOUNT           SWAP          EFFECTIVE     TERMINATION    CANCELLATION
             BANK             AMOUNT        SWAPPED        RECEIVED        AGREEMENT         DATE            DATE          OPTION
------------------------------------------------------------------------------------------------------------------------------------
The Chase Manhattan Bank    $50 million     8.25000%        6.95000%      1.30000%     March 22, 2000  March 15, 2005 March 13, 2001
The Bank of Nova Scotia     $50 million     8.25000%        6.95500%      1.29500%     March 22, 2000  March 15, 2005 March 13, 2001

Interest Rate Swaps related to the $54 Million Revenue Bonds:

                                          FIXED-RATE     FLOATING-RATE   FLOATING-RATE
                                            COUPON          COUPON         SPREAD IN                                        EARLY
                             NOTIONAL       AMOUNT          AMOUNT           SWAP          EFFECTIVE     TERMINATION    CANCELLATION
             BANK             AMOUNT        SWAPPED        RECEIVED        AGREEMENT         DATE            DATE          OPTION
------------------------------------------------------------------------------------------------------------------------------------
First Union National Bank  $ 54 million     8.70000%        7.24750%      1.45250%     March 23, 2000  March 1, 2010   March 1, 2003

9.  SEGMENT INFORMATION

The Company has five reportable operating segments: Fractionation, Pipeline, Processing, Octane Enhancement and Other. Fractionation includes NGL fractionation, polymer grade propylene fractionation and butane isomerization (converting normal butane into high purity isobutane) services. Pipeline consists of pipeline, storage and import/export terminal services. Processing includes the natural gas processing business and its related NGL merchant activities. Octane Enhancement represents the Company's 33.33% ownership interest in a facility that produces motor gasoline additives to enhance octane (currently producing MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.

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

The management of the Company evaluates segment performance on the basis of gross operating margin. Gross operating margin reported for each segment represents earnings before depreciation and amortization, lease expense obligations retained by EPCO, gains and losses on the sale of assets and general and administrative expenses. In addition, segment gross operating margin is exclusive of interest expense, interest income (from unconsolidated affiliates or others), dividend income from unconsolidated affiliates, minority interest, extraordinary charges and other income and expense transactions. The Company's equity earnings from unconsolidated affiliates are included in segment gross operating margin.

Segment assets consists of property, plant and equipment and the amount of investments in and advances to unconsolidated affiliates. The principal reconciling item between consolidated property, plant and equipment and segment assets is construction-in-progress. Segment assets are defined as those facilities and projects that generate segment gross margin amounts. Since assets under construction do not generally contribute to segment earnings, these assets are not included in the segment totals until they are deemed operational.

Segment gross operating margin is inclusive of intersegment revenues. These revenues have been eliminated from the consolidated totals.

Information  by  operating  segment,   together  with   reconciliations  to  the
consolidated totals, is presented in the following table:

                                                             OPERATING SEGMENTS                          ADJUSTMENTS
                                  ----------------------------------------------------------------------
                                                                                  OCTANE                     AND        CONSOLIDATED
                                  FRACTIONATION    PIPELINES     PROCESSING    ENHANCEMENT       OTHER   ELIMINATIONS      TOTALS
                                  --------------------------------------------------------------------------------------------------

Revenues from
   external customers
   Quarter ended March 31, 2000   $   98,825     $    9,814    $  646,857     $    2,505      $     515    $   (4,792)   $  753,724
   Quarter ended March 31, 1999       53,696          3,742       102,873            301             96       (11,734)      148,974

Intersegment revenues
   Quarter ended March 31, 2000       40,191         13,265       142,230              -             94      (195,780)            -
   Quarter ended March 31, 1999       12,223          8,031            22              -              -       (20,276)            -

Total revenues
   Quarter ended March 31, 2000      139,016         23,079       789,087          2,505            609      (200,572)      753,724
   Quarter ended March 31, 1999       65,919         11,773       102,895            301             96       (32,010)      148,974

Gross operating margin
   by segment
   Quarter ended March 31, 2000       34,331         14,635        39,554          2,505            554                      91,579
   Quarter ended March 31, 1999       16,322          4,501         1,091            301            204                      22,419

Segment assets
   At March 31, 2000                 359,793        355,577       126,151                            95        29,635       871,251
   At December 31, 1999              362,198        249,453       122,495                           113        32,810       767,069

Investments in and advances
   to unconsolidated affiliates
   At March 31, 2000                 103,348         89,737        33,000         60,787                                    286,872
   At December 31, 1999               99,110         85,492        33,000         63,004                                    280,606


A reconciliation of segment gross operating margin to consolidated income before minority interest follows:

                                                     FOR QUARTER ENDED MARCH 31,
                                                     2000               1999
                                                     ---------------------------
Total segment gross operating margin                  $  91,579       $  22,419
     Depreciation and amortization                       (8,124)         (4,688)
     Retained lease expense, net                         (2,637)         (2,666)
     Gain on sale of assets                                   -               3
     Selling, general and administrative                 (5,384)         (3,000)
                                                     ---------------------------
Consolidated operating income                            75,434          12,068
     Interest expense                                    (7,774)         (2,263)
     Interest income from unconsolidated affiliates         242             397
     Dividend income from unconsolidated affiliates       1,234               -
     Interest income - other                              1,481             284
     Other, net                                            (363)             75
                                                     ===========================
Consolidated income before minority interest          $  70,254       $  10,561
                                                     ===========================

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

         The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Enterprise Products Operating L.P. ("Enterprise" or the "Company") included elsewhere herein.

THE COMPANY

         ENTERPRISE PRODUCTS OPERATING L.P. (the "Company") is a leading integrated North American provider of processing and transportation services to domestic and foreign producers of natural gas liquids ("NGL" or "NGLs") and other liquid hydrocarbons and domestic and foreign consumers of NGLs and liquid hydrocarbon products. The Company manages a fully integrated and diversified portfolio of midstream energy assets and is engaged in NGL processing and transportation through direct and indirect ownership and operation of NGL fractionators. It also operates and or manages NGL processing facilities, storage facilities, pipelines, rail transportation facilities, a methyl tertiary butyl ether ("MTBE") facility, a propylene production complex and other transportation facilities in which it has a direct and indirect ownership. As a result of acquisitions completed in 1999, the Company is also engaged in natural gas processing.

         The Company was formed on April 9, 1998 as a Delaware limited partnership to acquire, own and operate the natural gas liquids ("NGL") processing and distribution assets of Enterprise Products Company ("EPCO"). The Company's limited partner, Enterprise Products Partners L.P. (the "Limited Partner"), owns 98.9899% of the Company. Enterprise Products GP, LLC (the "General Partner") is the general partner and owns 1.0101% of the Company. Both the Limited Partner and the General Partner are subsidiaries of EPCO.

         The principal executive office of the Company is located at 2727 North Loop West, Houston, Texas, 77008-1038, and the telephone number of that office is 713-880-6500. References to, or descriptions of, assets and operations of the Company in this Quarterly Report include the assets and operations of the predecessors of the Company.

GENERAL

         The  Company  (i)  processes  natural  gas;  (ii)  fractionates  for  a processing fee mixed NGLs produced as by-products of oil and natural gas production into their component products: ethane, propane, isobutane, normal butane and natural gasoline; (iii) converts normal butane to isobutane through the process of isomerization; (iv) produces MTBE from isobutane and methanol; and (v) transports NGL products to end users by pipeline and railcar. The Company also separates high purity propylene from refinery-sourced propane/propylene mix and transports high purity propylene to plastics manufacturers by pipeline. Products processed by the Company generally are used as feedstocks in petrochemical manufacturing, in the production of motor gasoline and as fuel for residential and commercial heating.

         The Company's NGL operations are concentrated in the Texas, Louisiana, and Mississippi Gulf Coast area. A large portion is concentrated in Mont Belvieu, Texas, which is the hub of the domestic NGL industry and is adjacent to the largest concentration of refineries and petrochemical plants in the United States. The facilities the Company operates at Mont Belvieu include: (i) one of the largest NGL fractionation facilities in the United States with an average production capacity of 210,000 barrels per day ("BPD"); (ii) the largest butane isomerization complex in the United States with an average isobutane production capacity of 80,000 BPD; (iii) one of the largest MTBE production facilities in the United States with an average production capacity of 14,800 BPD; and (iv) two propylene fractionation units with an average combined production capacity of 31,000 BPD. The Company owns all of the assets at its Mont Belvieu facility except for the NGL fractionation facility, in which it owns an effective 62.5% economic interest; one of the propylene fractionation units, in which it owns a 54.6% interest and controls the remaining interest through a long-term lease; the MTBE production facility, in which it owns a 33.33% interest; and one of its three isomerization units and one deisobutanizer which are held under long-term leases with purchase options. The Company's operations in Louisiana and

Mississippi include varying interests in eleven natural gas processing plants with a combined capacity of 11.0 billion cubic feet per day ("Bcfd") and net capacity of 3.1 Bcfd and four NGL fractionation facilities with a combined gross capacity of 281,000 BPD and net capacity of 131,500 BPD. In addition, the Company owns and operates a NGL fractionation facility in Petal, Mississippi with an average production capacity of 7,000 BPD.

         The Company owns and operates approximately 28 million barrels of storage capacity at Mont Belvieu and 7 million barrels of storage capacity in Petal, Mississippi that are an integral part of its processing operations. The Company has interests in four NGL storage facilities in Louisiana and Mississippi with approximately 28.8 million barrels of gross capacity and 8.8 million barrels of net capacity. The Company also leases and operates one of only two commercial NGL import/export terminals on the Gulf Coast.

         Lastly, the Company has operating and non-operating ownership interests in over 2,400 miles of NGL pipelines along the Gulf Coast (including an 11.5% interest in the 1,301 mile Dixie Pipeline).

         Industry Environment

         Because certain NGL products compete with other refined petroleum products in the fuel and petrochemical feedstock markets, NGL product prices are set by or in competition with refined petroleum products. Increased production and importation of NGLs and NGL products in the United States may decrease NGL product prices in relation to refined petroleum alternatives and thereby increase consumption of NGL products as NGL products are substituted for other more expensive refined petroleum products. Conversely, a decrease in the production and importation of NGLs and NGL products could increase NGL product prices in relation to refined petroleum product prices and thereby decrease consumption of NGLs. However, because of the relationship of crude oil and natural gas production to NGL production, the Company believes any imbalance in the prices of NGLs and NGL products and alternative products would be temporary.

         When the price of crude oil nears a multiple of ten (or higher) to the price of natural gas (i.e., crude oil $20 per barrel and natural gas $2 per million British Thermal Unit ("MMBtu")), NGL pricing has been strong due to increased use in manufacturing petrochemicals. In the first quarter of 2000, the industry experienced a multiple of approximately eleven (i.e., crude oil averaged $28.88 per barrel (based on the quarterly average Cushing crude oil price) and natural gas averaged $2.62 per MMBtu (based on the quarterly average Henry Hub price)), which caused petrochemical manufacturing demand to prefer NGLs rather than crude oil derivatives. In contrast, during the first quarter of 1999 when the multiple was approximately seven, petrochemical manufacturing demand relied more heavily on crude oil derivatives which depressed NGL prices. The increased use of NGLs in petrochemical manufacturing resulted in the increasing of both production and pricing of NGLs. In the NGL industry, revenues and cost of goods sold can fluctuate significantly up or down based on current NGL prices. However, operating margins will generally remain constant except for the effect of inventory price adjustments or increased operating expenses.

RESULTS OF OPERATION OF THE COMPANY

         The Company has five reportable operating segments: Fractionation, Pipeline, Processing, Octane Enhancement and Other. Fractionation includes NGL fractionation, polymer grade propylene fractionation and butane isomerization (converting normal butane into high purity isobutane) services. Pipeline consists of pipeline, storage and import/export terminal services. Processing includes the natural gas processing business and its related NGL merchant activities. Octane Enhancement represents the Company's 33.33% ownership interest in a facility that produces motor gasoline additives to enhance octane (currently producing MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.

         The management of the Company evaluates segment performance on the basis of gross operating margin. Gross operating margin reported for each segment represents earnings before depreciation and amortization, lease expense obligations retained by EPCO, gains and losses on the sale of assets and general and administrative expenses. In addition, segment gross operating margin is exclusive of interest expense, interest income (from unconsolidated affiliates or others), dividend income from unconsolidated affiliates, minority interest, extraordinary charges and other income and expense transactions. The Company's equity earnings from unconsolidated affiliates are included in segment gross operating margin.

         The Company's gross operating margin by segment (in thousands of dollars) along with a reconciliation to consolidated operating income for the quarters ended March 31, 2000 and 1999 were as follows:

                                                             FOR QUARTER ENDED MARCH 31,
                                                                2000              1999
                                                         -------------------------------------
Gross Operating Margin by segment:
     Fractionation                                               $   34,331        $   16,322
     Pipeline                                                        14,635             4,501
     Processing                                                      39,554             1,091
     Octane enhancement                                               2,505               301
     Other                                                              554               204
                                                         -------------------------------------
Gross Operating margin total                                         91,579            22,419
     Depreciation and amortization                                    8,124             4,688
     Retained lease expense, net                                      2,637             2,666
     Gain on sale of assets                                               -                (3)
     Selling, general, and administrative expenses                    5,384             3,000
                                                         =====================================
Consolidated operating income                                    $   75,434        $   12,068
                                                         =====================================

         The Company's significant plant production and other volumetric data (in thousands of barrels per day on an equity basis) for the quarters ended March 31, 2000 and 1999 were as follows:

                                           FOR QUARTER ENDED MARCH 31,
                                              2000              1999
                                       -------------------------------------
Plant production data:
        NGL Production                          68               N/A
        NGL Fractionation                      228                56
        Isomerization                           67                67
        Propylene Fractionation                 30                23
        MTBE                                     4                 4
        Major Pipelines                        397               159


         1999 Acquisitions

         The Company completed two significant acquisitions during the third quarter of 1999. Effective August 1, 1999, the Company acquired Tejas Natural Gas Liquids, LLC ("TNGL") from Tejas Energy, LLC, now Coral Energy, LLC, an affiliate of Shell Oil Company ("Shell", including subsidiaries and affiliates), in exchange for 14.5 million non-distribution bearing, convertible special partnership Units of the Limited Partner and $166 million in cash. The Limited Partner also agreed to issue up to 6.0 million additional non-distribution bearing special partnership Units to Shell in the future if the volumes of natural gas that the Company processes for Shell reach agreed upon levels in 2000 and 2001.

         The businesses acquired from Shell include natural gas processing and NGL fractionation, transportation and storage in Louisiana and Mississippi and its NGL supply and merchant business. The assets acquired include varying interests in eleven natural gas processing plants, four NGL fractionation facilities, four NGL storage facilities, operator and non-operator ownership interests in approximately 1,500 miles of NGL pipelines, and a 20-year natural gas processing agreement with Shell. The Company accounted for this acquisition using the purchase method.

         Effective July 1, 1999, a subsidiary of the Company acquired an additional 25% interest in the Mont Belvieu NGL fractionation facility from Kinder Morgan Operating LP "A" ("Kinder Morgan") for a purchase price of approximately $41.2 million in cash and the assumption of $4 million in debt. An additional 0.5% interest in the same facility was purchased from EPCO for a cash purchase price of $0.9 million. This acquisition (referred to as the "MBA acquisition") increased the Company's effective economic interest in the Mont Belvieu NGL fractionation facility from 37.0% to 62.5%. As a result of this acquisition, the results of operations after July 1, 1999 were consolidated rather than included in equity in earnings of unconsolidated affiliates.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,1999

         Revenues, Costs and Expenses and Operating Income. The Company's revenues increased by 406.2% to $753.7 million in 2000 compared to $148.9 million in 1999. The Company's costs and expenses increased by 402.9% to $672.9 million in 2000 versus $133.8 million in 1999. Operating income before selling, general and administrative expenses ("SG&A") increased to $80.8 million in 2000 from $15.1 million in 1999. The principal factors behind the $65.7 million increase in operating income before SG&A were the additional earnings associated with the assets acquired in the TNGL acquisition and the overall improvement in NGL product prices in 2000 over 1999 levels.

         Fractionation. The Company's gross operating margin for the Fractionation segment increased to $34.3 million in 2000 from $16.3 million in 1999 primarily due to higher overall volumes and NGL pricing and the addition of margins from the assets acquired from TNGL. NGL Fractionation gross operating margin increased to $17.2 million in 2000 from $1.6 million in 1999 primarily the result of substantially higher volumes. Net NGL fractionation volumes were 227,824 BPD in 2000 compared to 55,549 BPD in 1999. The increase is attributable to the four NGL fractionators acquired in August 1999 as a result of the TNGL acquisition and the completion of the BRF NGL fractionation facility in July 1999. Of the $15.6 million increase in NGL fractionation gross margin from quarter to quarter, $13.8 million is derived from the NGL fractionators acquired in the TNGL acquisition (including equity earnings of $1.7 million from Promix) with $0.7 million arising from higher equity earnings from BRF. The Mont Belvieu NGL fractionation facility contributed the remaining $1.1 million rise in earnings. Margins from the Mont Belvieu facility increased due to higher volumes and the additional ownership interest acquired in July 1999 as a result of the MBA acquisition.

         Gross operating margin from the isomerization business increased to $9.6 million in 2000 from $7.5 million in 1999. Sales of byproducts from the isomerization business benefited from higher prices in 2000 compared to 1999.
For example, the price of normal butane, a byproduct of the isomerization process, increased to an average of 64 cents per gallon in 2000 from an average of 29 cents per gallon in 1999. Isomerization production rates were solid at 66,975 BPD in 2000 and 66,944 BPD in 1999. The Company's gross operating margin on its propylene production facilities increased $1.6 million to $7.4 million in 2000 due to strong demand for polymer grade propylene. Contract prices for polymer grade propylene increased from an average of 12 cents per pound in the first quarter of 1999 to 21 cents per pound in the first quarter of 2000. Propylene production volumes increased from 23,136 BPD in 1999 to 30,298 BPD in 2000.

         Pipeline. The Company's gross operating margin for the Pipeline segment was $14.6 million in 2000 compared to $4.5 million in 1999. The Louisiana Pipeline Distribution System gross margin for 2000 was $7.9 million versus $1.6 million in 1999 due primarily to a 201% increase in throughput volumes stemming from pipeline assets acquired in the TNGL acquisition. The gross operating margin of the Houston Ship Channel Distribution system increased to $3.0 million in 2000 from $2.0 million in 1999 on the strength of increased export volumes at the EPIK loading facility.

         On February 25, 2000, the purchase of the Lou-Tex Propylene Pipeline and related assets from Concha Chemical Pipeline Company, an affiliate of Shell, was completed at a cost of approximately $100 million. The effective date of the transaction was March 1, 2000. The Lou-Tex Propylene Pipeline is a 263-mile, 10" pipeline that transports chemical grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas. Also acquired in this transaction was 27.5 miles of 6" ethane pipeline between Sorrento and Norco, Louisiana, and a 0.5 million barrel storage cavern at Sorrento, Louisiana. For the month of March 2000, the Lou-Tex Propylene Pipeline gross operating margin was $0.8 million on volumes of 23,735 BPD. Due to customer demand, a project is currently underway and should be completed in the second quarter of 2000 to increase the capacity of this pipeline to 50,000 BPD.

         Equity earnings from unconsolidated affiliates in the Pipeline segment increased from $0.4 million in 1999 to $2.7 million in 2000. The greatest improvement in equity earnings was from EPIK which posted a $1.4 million increase to $1.8 million in 2000 from $0.4 million in 1999. EPIK's higher earnings are attributable to a 174% increase in export volumes due to the new chiller unit that began operations in the fourth quarter of 1999. The Company recorded a combined $1.0 million in equity income from the Wilprise, Tri-States, and Belle Rose Systems. Individually, equity earnings from Wilprise, Tri-States, and Belle Rose were $0.1 million, $0.7 million and $0.2 million, respectively.

         Processing. The Company's gross operating margin for Processing was $39.6 million in 2000 compared to a $1.1 million in 1999. The increase is attributable to the gas processing operations acquired in the TNGL acquisition. The gas processing operations benefited from a favorable NGL pricing environment where the ratio of crude oil to natural gas prices averaged 11 to 1 during the first quarter of 2000. Equity NGL production was 68,009 BPD during the quarter.

         Octane Enhancement. The Company's gross operating margin for Octane Enhancement increased to $2.5 million in 2000 from $0.3 million in 1999. This segment consists entirely of the Company's equity earnings and 33.33% investment in BEF, a joint venture facility that currently produces MTBE. The 1999 results included the impact of a $4.5 million non-cash write-off of the unamortized balance of deferred start-up costs. The Company's share of this non-cash charge was $1.5 million. MTBE production, on an equity basis, increased slightly in 2000 to 3,855 BPD from 3,841 BPD in 1999.

         Other. The Company's gross operating margin for the Other segment was $0.6 million in 2000 compared to $0.2 million in 1999. Beginning in the fourth quarter of 1999, this segment includes fee-based marketing services. The Company acquired its fee-based marketing services business as part of the TNGL acquisition. For the first quarter of 2000, this business earned $0.5 million. Apart from this portion of the segment's operations, the gross margin contribution of the other aspects of this segment were insignificant in both 2000 and 1999.

         Selling, general and administrative expenses. SG&A expenses increased to $5.4 million in the first quarter of 2000 from $3.0 million during the same period in 1999. The primary reason for the higher costs was an increase in the administrative services fee charged by EPCO to $1.55 million per month beginning in January 2000 versus the $1.0 million per month charged in the first quarter of 1999. The remainder of the $0.7 million increase is attributable to additional administrative support and accrued employee incentive plan costs related to the TNGL acquisition.

         Interest expense. The Company's interest expense increased to $7.8 million in the first quarter of 2000 from $2.3 million in the first quarter of 1999. The increase is primarily attributable to a rise in average debt levels to $345 million in the first quarter of 2000 from $123 million in the first quarter of 1999. Debt levels have increased over the last year due to acquisitions and capital expenditures. Specifically, $215 million was borrowed to complete the TNGL and MBA acquisitions in the third quarter of 1999 and approximately $60 million was borrowed to fund a portion of the purchase of the Lou-Tex Propylene Pipeline in the first quarter of 2000.

         Dividend income from unconsolidated affiliates. The Company's investment in Dixie and VESCO are recorded using the cost method as prescribed by generally accepted accounting principles. In accordance with these guidelines, the Company records as dividend income the cash distributions from these investments as opposed to recording equity earnings. Both the Dixie and VESCO investments were acquired as part of the TNGL acquisition. For the first quarter of 2000, the Company recorded dividend income totaling $1.2 million from Dixie and VESCO in the amounts of $0.6 million each.

PRO FORMA IMPACT OF ACQUISITIONS

         As noted above under 1999 Acquisitions, the Company acquired TNGL and MBA in the third quarter of 1999. As a result of these acquisitions, revenues, operating costs and expenses, interest expense, and other amounts shown on the Statements of Consolidated Operations for first quarter of 2000 have increased significantly over the amounts shown for the first quarter of 1999. The following table presents certain unaudited pro forma information for the quarter ended March 31, 1999 as if the acquisition of TNGL from Shell and the Mont Belvieu fractionator facility from Kinder Morgan and EPCO had been made as of January 1, 1999:

Revenues                                              $  300,510
                                                =================
Net income                                            $   13,374
                                                =================
Allocation of net income to
      Limited partners                                $   13,239
                                                =================
      General Partner                                 $      135
                                                =================


LIQUIDITY AND CAPITAL RESOURCES

         General. The Company's primary cash requirements, in addition to normal operating expenses, are debt service, maintenance capital expenditures, expansion capital expenditures, and quarterly distributions to the partners. The Company expects to fund future cash distributions and maintenance capital expenditures with cash flows from operating activities. Capital expenditures for future expansion activities and asset acquisitions are expected to be funded with cash flows from operating activities and borrowings under the revolving bank credit facility or issuance of additional Common Units.

         Cash flows from operating activities were a $77.0 million inflow for the first quarter of 2000 compared to a $20.4 million inflow for the comparable period of 1999. Cash flows from operating activities primarily reflect the effects of net income, depreciation and amortization, extraordinary items, equity income of unconsolidated affiliates and changes in working capital. Net income increased significantly as a result of improved overall margins and the TNGL acquisition. Depreciation and amortization increased a combined $4.1 million in the first quarter of 2000 over the comparable 1999 levels primarily as a result of additional capital expenditures and the TNGL and Mont Belvieu fractionator acquisitions in the third quarter of 1999. Amortization expense increased by $1.6 million due to amortization of the intangible asset associated with the Shell Processing Agreement ($0.8 million), the write-off of prepaid loan costs associated with the payoff of the $200 Million Bank Credit Facility in March 2000 ($0.2 million) and the continued amortization of excess costs and other prepaid loan costs ($0.6 million). The net effect of changes in operating accounts from year to year is generally the result of timing of NGL sales and purchases near the end of the period.

         Cash outflows used in investing activities were $107.0 million in the first quarter of 2000 and $24.3 million for the comparable period of 1999. Cash outflows included capital expenditures of $111.4 million for the first quarter of 2000 versus $1.7 million for the same period in 1999. Capital expenditures for the first quarter of 2000 included $99.6 million for the purchase of the Lou-Tex Propylene Pipeline, $7.7 million for construction costs on the Lou-Tex NGL Pipeline, and $3.4 million for construction costs on the Neptune gas processing facility. Included in the capital expenditures amounts for both the first quarter of 2000 and first quarter of 1999 are maintenance capital expenditures of $0.3 million. Investing cash outflows in 2000 also included $6.0 million in advances to and investments in unconsolidated affiliates versus $28.9 million for 1999. The $22.9 million decrease stems primarily from the completion of the BRF facility and the Tri-States and Wilprise pipeline systems in 1999. The first quarter of 1999 included $20.5 million in investments in and advances to these projects because each was still under construction or nearing completion at the time. On March 8, 2000, the Company's offer of February 23, 2000 to buy the remaining 88.5% ownership interests in Dixie Pipeline Company from the other seven owners expired, with no interest being purchased.

         During the first quarter of 2000, the Company received $3.3 million in payments from the participation in the BEF note that was purchased during 1998 with the proceeds from the Company's IPO. The $3.2 million outstanding balance of notes receivable from unconsolidated affiliates represents the remaining balance on the BEF note that will be collected in May 2000.

         Cash flows from financing activities were a $74.9 million inflow in the first quarter of 2000 versus a $15.4 million outflow for the same period in 1999. Cash flows from financing activities are primarily affected by repayments of long-term debt, borrowings under the long-term debt agreements and distributions to the partners. The first quarter of 2000 includes the proceeds from the sale of the $350 Million Senior Notes and the $54 Million Revenue

Bonds. Also included are the March 2000 payments made to retire the outstanding balances on the $200 Million and $350 Million Bank Credit Facilities using the proceeds of the Senior Notes and Revenue Bonds. For a complete discussion of the Senior Notes and Revenue Bonds, see the section below entitled "Senior Notes and Revenue Bonds." Cash flows from financing activities for 1999 also reflected the net purchase of $4.7 million of Common Units by a consolidated trust.

         Future Capital Expenditures. The Company estimates that its share of capital expenditures in the projects of its unconsolidated affiliates will be approximately $7.6 million in fiscal 2000 (including $6.0 million for the BRPC propylene fractionator). In addition, the Company forecasts that $142.0 million will be spent in 2000 on capital projects that will be recorded as property, plant, and equipment. Of this amount, the most significant projects and their remaining expenditures for 2000 are as follows:

     - $72.1 million for the Lou-Tex NGL Pipeline;
     - $17.4 million for the Garyville, Louisiana to Norco, Louisiana butane pipelines;
     - $15.0 million for the Venice, Louisiana to Grand Isle, Louisiana pipeline; and
     - $ 7.0 million for the Norco fractionator ethane liquefaction facility.

The Company expects to fund these expenditures with operating cash flows, borrowings under its bank credit facility, and offerings of debt and/or equity securities. As of March 31, 2000, the Company had $20.2 million in outstanding purchase commitments attributable to its capital projects. Of this amount, $13.2 million is related to the construction of the Lou-Tex NGL Pipeline and $0.6 million is associated with capital projects which will be recorded as additional investments in unconsolidated affiliates.

         DISTRIBUTIONS AND DIVIDENDS FROM UNCONSOLIDATED AFFILIATES

         Distributions from unconsolidated affiliates. The Company received $7.2 million in distributions from its equity method investments in the first quarter of 2000 compared to $2.5 million for the same period in 1999. Of the $4.7 million increase in distributions, $3.2 million was from EPIK. As noted before, EPIK's earnings increased in the first quarter of 2000 due to higher export activity. In addition, the first quarter of 2000 reflects $1.7 million in cash receipts from Promix which was acquired as a result of the TNGL acquisition in August 1999.

         Dividends received from unconsolidated affiliates. The Company received $1.2 million in cash dividend payments from its cost method investments in Dixie and VESCO. Specifically, dividends paid by Dixie and VESCO were $0.6 million each. Distributions received from these investments are recorded by the Company as "Dividend income from unconsolidated affiliates" in the Statements of Consolidated Operations. Both Dixie and VESCO were acquired in August 1999 as part of the TNGL acquisition.

         LONG-TERM DEBT

         Long-term debt at March 31, 2000 was comprised of $350 million in 5-year public Senior Notes (the "Senior Notes") and $54 million in Taxable Industrial Development Bonds (the "Revenue Bonds") issued by the Mississippi Business Finance Corporation ("MBFC"). The issuance of the $350 Million Senior Notes represented a partial takedown of the $800 million universal shelf registration (the "Registration Statement") that was filed with the Securities and Exchange Commission in December 1999. The proceeds from the $350 Million Senior Notes and the $54 million Revenue Bonds were used to extinguish all outstanding balances owed under the $200 Million Bank Credit Facility and the $350 Million Bank Credit Facility.

         The following table summarizes long-term debt at:

                                                MARCH 31,         DECEMBER 31,
                                                  2000                1999
                                           -------------------------------------
Borrowings under:
     $200 Million Bank Credit Facility                         $    129,000
     $350 Million Bank Credit Facility                              166,000
     $350 Million Senior Notes              $   350,000
     $54  Million Revenue Bonds                  54,000
                                           -------------------------------------
              Total                             404,000             295,000
Less current maturities of long-term debt            -              129,000
                                           -------------------------------------
              Long-term debt                $   404,000        $    166,000
                                           =====================================

         At March 31, 2000, the Company had a total of $40 million of standby letters of credit available, and approximately $13.3 million of letters of credit outstanding under letter of credit agreements with the banks.

         Bank Credit Facilities

         $200 Million Bank Credit Facility. In July 1998, the Company entered into a $200 Million Bank Credit Facility that included a $50 million working capital facility and a $150 million revolving term loan facility. On March 15, 2000, the Company used $169 million of the proceeds from the issuance of the $350 Million Senior Notes to retire the outstanding balance on this credit facility in accordance with its agreement with the banks.

         $350 Million Bank Credit Facility. In July 1999, the Company entered into a $350 Million Bank Credit Facility that includes a $50 million working capital facility and a $300 million revolving term loan facility. The $300 million revolving term loan facility includes a sublimit of $40 million for letters of credit. Borrowings under the $350 Million Bank Credit Facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. The Company elects the basis for the interest rate at the time of each borrowing.

         This facility will expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. In March 2000, the Company used $179 million of the proceeds from the issuance of the $350 Million Senior Notes and $47 million from the issuance of the $54 million Revenue Bonds to payoff the outstanding balance on this credit facility. No amount was outstanding on this credit facility at March 31, 2000.

         As amended on July 28, 1999, the credit agreement relating to this facility contains a prohibition on distributions on, or purchases or redemptions of, Units of the Limited Partner if any event of default is continuing. In addition, this bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation or sale of assets. The bank credit facility requires that the Company satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250 million, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Company was in compliance with these restrictive covenants at March 31, 2000.

         Senior Notes and Revenue Bonds

         $350 Million Senior Notes. On March 13, 2000, the Company completed a public offering of $350 million in principal amount of 8.25% fixed-rate Senior Notes due March 15, 2005 ( "Senior Notes") at a price to the public of 99.948% per Senior Note. In the offering, the Company received proceeds, net of underwriting discounts and commissions, of approximately $347.7 million. The proceeds were used to pay the entire $169 million outstanding principal balance on the $200 Million Bank Credit Facility and to pay approximately $179 million of the $226 million outstanding principal balance on the $350 Million Bank Credit Facility.

         The Senior Notes are subject to a make-whole redemption right by the Company. The Senior Notes are an unsecured obligation of the Company and rank equally with its existing and future unsecured and unsubordinated indebtedness and senior to any future subordinated indebtedness. The Senior Notes are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee. The Senior Notes were issued under an indenture containing certain restrictive covenants. These covenants restrict the ability of the Company and the Limited Partner, with certain exceptions, to incur debt secured by liens; and engage in sale and leaseback transactions.

         Settlement was completed on March 15, 2000. The offering of the Senior Notes was a takedown under the Company's and Limited Partner's $800 million Registration Statement; therefore, the amount of securities available under the Registration Statement is reduced to $450 million.

         $54 Million Revenue Bonds. On March 27, 2000, the Company executed a $54 million loan agreement with the MBFC which was funded by the proceeds from the sale of Revenue Bonds by the MBFC. The Revenue Bonds issued by the MBFC are 10-year bonds with a maturity date of March 1, 2010 and bear a fixed-rate interest coupon of 8.70 percent. The Company received proceeds from the sale of the Revenue Bonds, net of underwriting discounts and commissions, of approximately $53.6 million. The proceeds were used to pay the remaining $47 million outstanding principal balance on the $350 Million Bank Credit Facility and for working capital and other general partnership purposes. In general, the proceeds of the Revenue Bonds were used to reimburse the Company for costs it incurred in acquiring and constructing the Pascagoula, Mississippi natural gas processing plant.

         The Revenue Bonds were issued at par and are subject to a make-whole redemption right by the Company. The Revenue Bonds are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee. The loan agreement contains certain covenants including maintaining appropriate levels of insurance on the Pascagoula natural gas processing facility and restrictions regarding mergers.

         Interest Rate Swaps

         In March 2000, the Company entered into interest rate swaps whereby the fixed-rate of interest on a portion of the $350 Million Senior Notes and the $54 Million Revenue Bonds was swapped for floating rates tied to the six month London Interbank Offering Rate ("LIBOR"). Interest rate swaps are used to manage the partnership's exposure to changes in interest rates and to lower overall costs of financing. Interest rate swaps allow the Company to raise funds at fixed rates and effectively swap them into floating rates that are lower than those available to the partnership if floating-rate borrowings were made directly. These agreements involve the exchange of fixed-rate payments for floating-rate payments without the exchange of the underlying principal amount.

         At March 31, 2000, the Company had three interest rate swaps outstanding with banks. The notional amount of these swaps totaled $154 million, with $100 million expiring in five years on the Senior Notes and $54 million expiring in ten years on the Revenue Bonds. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. The Company monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring losses is remote, and that if incurred, such losses would be immaterial. At March 31, 2000, the two interest rate swaps on the Senior Notes had effectively reduced the fixed-rate interest of 8.25% to floating-rate interest of 6.95% on a notional amount of $50 million and to floating-rate interest of 6.955% on an additional notional amount of $50 million. With regards to the interest rate swap associated with the Revenue Bonds, the swap had effectively reduced the fixed-rate interest of 8.70% to 7.2475% on a notional amount of $54 million. The effective date of the interest rate swap agreements related to the Senior Notes was March 22, 2000 and the Revenue Bonds was March 23, 2000.

MTBE FACILITY

         The Company owns a 33.33% economic interest in the BEF partnership that owns the MTBE production facility located within the Company's Mont Belvieu complex. The production of MTBE is driven by oxygenated fuels programs enacted under the federal Clean Air Act Amendments of 1990 and other legislation. Any changes to these programs that enable localities to opt out of these programs, lessen the requirements for oxygenates or favor the use of non-isobutane based oxygenated fuels reduce the demand for MTBE and could have an adverse effect on the Company's results of operations.

         In recent years, MTBE has been detected in water supplies. The major source of the ground water contamination appears to be leaks from underground storage tanks. Although these detections have been limited and the great majority of these detections have been well below levels of public health concern, there have been actions calling for the phase-out of MTBE in motor gasoline in various federal and state governmental agencies.

         In light of these developments, the Company is formulating a contingency plan for use of the BEF facility if MTBE were banned or significantly curtailed. Management is exploring a possible conversion of the BEF facility from MTBE production to alkylate production. At present the forecast cost of this conversion would be in the $20 million to $25 million range, with the Company's share being $6.7 million to $8.3 million. Management anticipates that if MTBE is banned alkylate demand will rise as producers use it to replace MTBE as an octane enhancer. Alkylate production would be expected to generate spot market margins comparable to those of MTBE. Greater alkylate production would be expected to increase isobutane consumption nationwide and result in improved isomerization margins for the Company.

         Sun, the MTBE facility's major customer and one of the partners of BEF, has entered into a contract with BEF to take all of the MTBE production through September 2004. Under the terms of its agreement with BEF, Sun is required to pay through May 2000, the higher of a floor price or a market-based price for the first 193,450,000 gallons per contract year (running June 1 through May 31) of production from the BEF facility, subject to quarterly adjustments on certain volumes. The floor price arrangement coincided with the five-year term loan amortization of BEF. Sun is required to pay a market-based priced for volumes produced in excess of 193,450,000 gallons per contract year. Generally, the floor price charged by BEF to Sun has been above the spot market price for MTBE. For example, the floor price for March 2000 was approximately $1.15 per gallon compared to the average Gulf Coast MTBE spot price of $1.03 per gallon. For the first quarter of 2000, the floor price averaged $1.18 per gallon versus the average Gulf Coast MTBE spot price of $.97 per gallon. Beginning in June 2000, pricing on all volumes will convert to market-based rates with the final payment on the BEF term loan occurring in May 2000.

YEAR 2000 READINESS DISCLOSURE

         The Company's efforts at preparing its computer systems for the Year 2000 were successful and no significant problems were encountered. The Year 2000 Readiness team reported that all systems functioned properly as the date changed from December 31, 1999 to January 1, 2000. The Company is also pleased to note that no problems were reported to it by its customers or vendors as a result of the Year 2000 issue. The Company continues to be vigilant in monitoring its systems for any potential Year 2000 problems that may arise in the short-term. There is no assurance that residual Year 2000 issues will not arise in the future which could have a material adverse effect on the operations of the Company.

ACCOUNTING STANDARDS

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

         This quarterly report contains various forward-looking statements and information that are based on the belief of the Company and the General Partner, as well as assumptions made by and information currently available to the Company and the General Partner. When used in this document, words such as "anticipate," "estimate," "project," "expect," "plan," "forecast," "intend," "could," and "may," and similar expressions and statements regarding the plans and objectives of the Company for future operations, are intended to identify forward-looking statements. Although the Company and the General Partner believe that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties, and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected, or expected. Among the key risk factors that may have a direct bearing on the Company's results of operations and financial condition are: (a) competitive practices in the industries in which the Company competes, (b) fluctuations in oil, natural gas, and NGL product prices and production, (c) operational and systems risks, (d) environmental liabilities that are not covered by indemnity or insurance, (e) the impact of current and future laws and governmental regulations (including environmental regulations) affecting the NGL industry in general, and the Company's operations in particular, (f) loss of a significant customer, and (g) failure to complete one or more new projects on time or within budget.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to financial market risks, including changes in interest rates with respect to a portion of its debt obligations and changes in commodity prices. The Company may use derivative financial instruments (i.e., futures, forwards, swaps, options, and other financial instruments with similar characteristics) to mitigate these risks. The Company does not use derivative financial instruments for speculative (or trading) purposes.

         Beginning with the fourth quarter of 1999, the Company adopted a commercial policy to manage exposures to the risks generated by the NGL businesses acquired in the TNGL acquisition. The objective of the policy is to assist the Company in achieving its profitability goals while maintaining a portfolio of conservative risk, defined as remaining with the position limits established by the Board of Directors of the General Partner. The Company will enter into risk management transactions to manage price risk, basis risk, physical risk or other risks related to energy commodities on both a short-term (less than 30 days) and long-term basis, not to exceed 18 months. The General Partner has established a Risk Committee (the "Committee") that will oversee overall strategies associated with physical and financial risks. The Committee will approve specific commercial policies of the Company subject to this policy, including authorized products, instruments and markets. The Committee is also charged with establishing specific guidelines and procedures for implementing the policy and ensuring compliance with the policy.

INTEREST RATE RISK

         Variable-rate Debt. At March 31, 2000 and December 31, 1999, the Company had no derivative instruments in place to cover any potential interest rate risk on its variable-rate debt obligations. Variable interest rate debt obligations do expose the Company to possible increases in interest expense and decreases in earnings if interest rates were to rise. The Company's long-term debt associated with the $200 Million and $350 Million Bank Credit Facilities is at variable interest rates.

         If the weighted average base interest rates selected on the variable-rate long-term debt at December 31, 1999 were to have been 10% higher than the weighted average of the actual base interest rates selected, assuming no changes in weighted average variable debt levels, interest expense would have increased by approximately $1.4 million with a corresponding decrease in earnings before minority interest. No calculation has been made on the variable-rate debt for March 31, 2000 since no amount was outstanding under either the $200 Million or $350 Million Bank Credit Facility.

         Fixed-rate Debt. In March 2000, the Company entered into interest rate swaps whereby the fixed-rate of interest on a portion of the $350 Million Senior Notes and the $54 Million Revenue Bonds was swapped for floating rates tied to the six month London Interbank Offering Rate ("LIBOR"). Interest rate swaps are used to manage the partnership's exposure to changes in interest rates and to lower overall costs of financing. Interest rate swaps allow the Company to raise funds at fixed rates and effectively swap them into floating rates that are lower than those available to the partnership if floating-rate borrowings were made directly. These agreements involve the exchange of fixed-rate payments for floating-rate payments without the exchange of the underlying principal amount.

         At March 31, 2000, the Company had three interest rate swaps outstanding with banks. The notional amount of these swaps totaled $154 million, with $100 million expiring in five years on the Senior Notes and $54 million expiring in ten years on the Bonds. The notional amount is used to measure the volume of these contracts and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest-rate contract at current market rates. The Company monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring losses is remote, and that if incurred, such losses would be immaterial. At March 31, 2000, the two interest rate swaps on the Senior Notes had effectively reduced the fixed-rate interest of 8.25% to floating-rate interest of 6.95% on a notional amount of $50 million and to floating-rate interest of 6.955% on an additional notional amount of $50 million. With regards to the interest rate swap associated with the Bonds, the swap had effectively reduced the fixed-rate interest of 8.70% to 7.2475% on a notional amount of $54 million. The effective date of the interest rate swap agreements related to the Senior Notes was March 22, 2000 and the Bonds was March 23, 2000.

         If the six month LIBOR rates on the notional amounts of fixed-rate long-term debt at March 31, 2000 were to have been 10% higher than the six month LIBOR rates actually used in the swap agreement, assuming no changes in weighted average fixed-rate debt levels, interest expense for the first quarter of 2000 would have increased by approximately $26,500 with a corresponding decrease in earnings before minority interest.

         Other. At March 31, 2000 and December 31, 1999, the Company had $49.7 million and $5.2 million invested in cash and cash equivalents, respectively. All cash equivalent investments other than cash are highly liquid, have original maturities of less than three months, and are considered to have insignificant interest rate risk.

COMMODITY PRICE RISK

         The Company is exposed to commodity price risk through its NGL businesses acquired in the TNGL acquisition. In order to effectively manage this risk, the Company may enter into swaps, forwards, commodity futures, options and other derivative commodity instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial instrument. The purpose of these risk management activities is to hedge exposure to price risks associated with natural gas, NGL inventories, commitments and certain anticipated transactions. The table below presents the hypothetical changes in fair values arising from immediate selected potential changes in the quoted market prices of derivative commodity instruments outstanding at December 31, 1999 and March 31, 2000. Gain or loss on these derivative commodity instruments would be offset by a corresponding gain or loss on the hedged commodity positions, which are not included in the table. The fair value of the commodity futures at December 31, 1999 and March 31, 2000 was estimated at $0.5 million payable and $0.7 million receivable, respectively, based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been settled at the balance sheet date. The change in fair value of the commodity futures since December 31, 1999 is primarily due to an increase in volumes hedged, change in composition of commodities hedged and higher natural gas prices.

(MILLIONS OF DOLLARS)                 NO CHANGE             10% INCREASE                   10% DECREASE
                                      ---------             ------------                   ------------

   IMPACT OF CHANGES IN QUOTED          FAIR            FAIR         INCREASE          FAIR          INCREASE
        MARKET PRICES ON:               VALUE          VALUE        (DECREASE)         VALUE        (DECREASE)
------------------------------------------------------------------------------------------------------------------

Commodity futures
       At December 31, 1999              $   (0.5)      $     1.2       $     1.7      $    (2.2)      $    (1.7)
       At March 31, 2000                 $    0.7       $     1.9       $     1.2      $    (0.4)      $    (1.1)

PART II.    OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The following table shows the Use of Proceeds from the $350 Million Senior Notes and the $54 Million Revenue Bonds completed in March 2000. The Senior Notes represented a takedown of the Company's and Limited Partner's $800 million Registration Statement filed with the Securities and Exchange Commission in December 1999. All amounts are in millions unless noted otherwise.

Sources of funds:
       8.25%, 5-year Senior Notes                             $    350
       8.70%, 10-year Revenue Bonds                                 54
                                                            -----------
           Total sources of funds                             $    404
                                                            ===========

Uses of funds:
       Retire balance on $200 Million Bank Credit Facility    $   (169)
       Retire balance on $350 Million Bank Credit Facility        (226)
       Other general partnership purposes                           (9)
                                                            -----------
            Total uses of funds                               $   (404)
                                                            ===========

          See Note 4 of the Notes to Consolidated Financial Statements for a description of the Senior Notes and Revenue Bonds.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

*1.1 Underwriting Agreement dated March 10, 2000, among Enterprise Products Partners L.P., Enterprise Products Operating L.P., Chase Securities Inc., Lehman Brothers Inc., Banc One Capital Markets, Inc., FleetBoston Robertson Stephens Inc., First Union Securities, Inc., Scotia Capital (USA) Inc. and SG Cowen Securities Corp. (Exhibit 1.1 on Form 8-K filed March 10, 2000).

*3.1      Form of Amended  and  Restated  Agreement  of Limited  Partnership  of
          Enterprise   Products  Partners  L.P.  (Exhibit  3.1  to  Registration
          Statement on Form S-1, File No. 333-52537, filed on May 13, 1998).

*3.2 Form of Amended and Restated Agreement of Limited Partnership of Enterprise Products Operating L.P. (Exhibit 3.2 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 21, 1998).

*3.3 LLC Agreement of Enterprise Products GP (Exhibit 3.3 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 21, 1998).

*3.4      Second  Amended  and  Restated  Agreement  of Limited  Partnership  of
          Enterprise Products Partners L.P. dated September 17, 1999. (The Company incorporates by reference the above document included in the
          Schedule 13D filed  September  27, 1999 by Tejas Energy LLC ; filed as
          Exhibit 99.7 on Form 8-K dated October 4, 1999).

*3.5 First Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC dated September 17, 1999. (Exhibit 99.8 on Form 8-K/A-1 filed October 27, 1999).

*4.1 Form of Common Unit certificate (Exhibit 4.1 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 21, 1998).

*4.2 $200 million Credit Agreement among Enterprise Products Operating L.P., the Several Banks from Time to Time Parties Hereto, Den Norske
          Bank ASA, and Bank of Tokyo-Mitsubishi, Ltd., Houston Agency as Co-Arrangers, The Bank of Nova Scotia, as Co-Arranger and as Documentation Agent and The Chase Manhattan Bank as Co-Arranger and as Agent dated as of July 27, 1998 as Amended and Restated as of September 30, 1998. (Exhibit 4.2 on Form 10-K for year ended December 31, 1998, filed March 17, 1999).

*4.3 First Amendment to $200 million Credit Agreement dated July 28, 1999 among Enterprise Products Operating L.P. and the several banks thereto. (Exhibit 99.9 on Form 8-K/A-1 filed October 27, 1999).

*4.4 $350 million Credit Agreement among Enterprise Products Operating L.P., BankBoston, N.A., Societe Generale, Southwest Agency and First Union National Bank, as Co-Arrangers, The Chase Manhattan Bank, as Co-Arranger and as Administrative Agent, The First National Bank of Chicago, as Co-Arranger and as Documentation Agent, The Bank of Nova Scotia, as Co-Arranger and Syndication Agent, and the Several Banks from Time to Time parties hereto with First Union Capital Markets acting as Managing Agent and Chase Securities Inc. acting as Lead Arranger and Book Manager dated July 28, 1999 (Exhibit 99.10 on Form 8-K/A-1 filed October 27, 1999).

*4.5 Unitholder Rights Agreement among Tejas Energy LLC, Tejas Midstream Enterprises, LLC, Enterprise Products Partners L.P., Enterprise
          Products Operating L.P., Enterprise Products Company, Enterprise Products GP, LLC and EPC Partners II, Inc. dated September 17, 1999. (The Company incorporates by reference the above document included in the Schedule 13D filed September 27, 1999 by Tejas Energy LLC; filed as Exhibit 99.5 on Form 8-K dated October 4, 1999).

*4.6 Form of Indenture dated as of March 15, 2000, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and First Union National Bank, as Trustee. (Exhibit 4.1 on Form 8-K filed March 10, 2000).

*4.7 Form of Global Note representing all 8.25% Senior Notes Due 2005. (Exhibit 4.2 on Form 8-K filed March 10, 2000).

*4.8 Second Amendment, dated as of January 24, 2000, to $200 Million Credit Agreement dated as of July 27, 1998, as Amended and Restated as of September 30, 1998, among Enterprise Products Operating L.P. and the several banks thereto. (Exhibit 4.3 on Form 8-K filed March 10, 2000).

*4.9 First Amendment, dated as of January 24, 2000, to $350 Million Credit Agreement among Enterprise Products Operating L.P., BankBoston, N.A., Societe Generale, Southwest Agency and First Union National Bank, as Co-Arrangers, The Chase Manhattan Bank, as Co-Arranger and as
          Administrative Agent, BankOne N.A., as Co- Arranger and as Documentation Agent, The Bank of Nova Scotia, as Co-Arranger and as Syndication Agent, and the several Banks from time to time parties thereto, with First Union Capital Markets acting as Managing Agent and Chase Securities Inc. acting as Lead Arranger and Manager dated as of July 28, 1999. (Exhibit 4.4 on Form 8-K filed March 10, 2000).

*4.10 Second Amendment, dated as of March 7, 2000, to $350 Million Credit Agreement among Enterprise Products Operating L.P., BankBoston, N.A., Societe Generale, Southwest Agency and First Union National Bank, as Co-Arrangers, The Chase Manhattan Bank, as Co-Arranger and as
          Administrative Agent, BankOne N.A., as Co- Arranger and as Documentation Agent, The Bank of Nova Scotia, as Co-Arranger and as Syndication Agent, and the several Banks from time to time parties thereto, with First Union Capital Markets acting as Managing Agent and Chase Securities Inc. acting as Lead Arranger and Manager dated as of July 28, 1999. (Exhibit 4.5 on Form 8-K filed March 10, 2000).

*4.11 Guaranty Agreement, dated as of March 7, 2000, by Enterprise Products Partners L.P. in favor of The Chase Manhattan Bank, as Administrative Agent, with respect to the $350 Million Credit Agreement referred to in Exhibits 4.4 and 4.5. (Exhibit 4.6 on Form 8-K filed March 10,
          2000).

*10.1 Articles of Merger of Enterprise Products Company, HSC Pipeline Partnership, L.P., Chunchula Pipeline Company, LLC, Propylene Pipeline Partnership, L.P., Cajun Pipeline Company, LLC and Enterprise Products Texas Operating L.P. dated June 1, 1998 (Exhibit 10.1 to Registration Statement on Form S-1/A, File No: 333-52537, filed on July 8, 1998).

*10.2 Form of EPCO Agreement between Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products Company (Exhibit 10.2 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 21, 1998).

*10.3 Transportation Contract between Enterprise Products Operating L.P. and Enterprise Transportation Company dated June 1, 1998 (Exhibit 10.3 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 8, 1998).

*10.4 Venture Participation Agreement between Sun Company, Inc. (R&M), Liquid Energy Corporation and Enterprise Products Company dated May 1, 1992 (Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-52537, filed on May 13, 1998).

*10.5 Partnership Agreement between Sun BEF, Inc., Liquid Energy Fuels Corporation and Enterprise Products Company dated May 1, 1992 (Exhibit
          10.5 to Registration Statement on Form S-1, File No. 333-52537, filed on May 13, 1998).

*10.6 Amended and Restated MTBE Off-Take Agreement between Belvieu Environmental Fuels and Sun Company, Inc. (R&M) dated August 16, 1995 (Exhibit 10.6 to Registration Statement on Form S-1, File No. 333-52537, filed on May 13, 1998).

*10.7 Articles of Partnership of Mont Belvieu Associates dated July 17, 1985 (Exhibit 10.7 to Registration Statement on Form S-1, File No. 333-52537, filed on May 13, 1998).

*10.8 First Amendment to Articles of Partnership of Mont Belvieu Associates dated July 15, 1996 (Exhibit 10.8 to Registration Statement on Form S-1, File No. 333-52537, filed on May 13, 1998).

*10.9 Propylene Facility and Pipeline Agreement between Enterprise Petrochemical Company and Hercules Incorporated dated December 13, 1978 (Exhibit 10.9 to Registration Statement on Form S-1, File No. 333-52537, dated May 13, 1998).

*10.10 Restated Operating Agreement for the Mont Belvieu Fractionation Facilities Chambers County, Texas between Enterprise Products Company, Texaco Producing Inc., El Paso Hydrocarbons Company and Champlin Petroleum Company dated July 17, 1985 (Exhibit 10.10 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 8, 1998).

*10.11 Ratification and Joinder Agreement relating to Mont Belvieu Associates Facilities between Enterprise Products Company, Texaco Producing Inc., El Paso Hydrocarbons Company, Champlin Petroleum Company and Mont Belvieu Associates dated July 17, 1985 (Exhibit 10.11 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 8, 1998).

*10.12 Amendment to Propylene Facility and Pipeline Sales Agreement between HIMONT U.S.A., Inc. and Enterprise Products Company dated January 1, 1993 (Exhibit 10.12 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 8, 1998).

*10.13 Amendment to Propylene Facility and Pipeline Agreement between HIMONT U.S.A., Inc. and Enterprise Products Company dated January 1, 1995 (Exhibit 10.13 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 8, 1998).

*10.14 Fourth Amendment to Conveyance of Gas Processing Rights between Tejas Natural Gas Liquids, LLC and Shell Oil Company, Shell Exploration & Production Company, Shell Offshore Inc., Shell Deepwater Development Inc., Shell Land & Energy Company and Shell Frontier Oil & Gas Inc. dated August 1, 1999. (Exhibit 10.14 to Form 10-Q filed on November 15, 1999).

*12.1 Computation of ratio of earnings to fixed charges for the year ended December 31, 1999. (Exhibit 12.1 on Form 8-K filed March 10, 2000).

*25.1 Statement of Eligibility and Qualification under the Trust Indenture Act of 1939 on Form T-1 of First Union National Bank. (Exhibit 25.1 on Form 8-K filed March 10, 2000).

*99.1 Contribution Agreement between Tejas Energy LLC, Tejas Midstream Enterprises, LLC, Enterprise Products Partners L.P., Enterprise
          Products Operating L.P., Enterprise Products Company, Enterprise Products GP, LLC and EPC Partners II, Inc. dated September 17, 1999. (The Company incorporates by reference the above document included in the Schedule 13D filed September 27, 1999 by Tejas Energy LLC; filed as Exhibit 99.4 on Form 8-K dated October 4, 1999).

*99.2 Registration Rights Agreement between Tejas Energy LLC and Enterprise Products Partners L.P. dated September 17, 1999. (The Company incorporates by reference the above document included in the Schedule 13D filed September 27, 1999 by Tejas Energy LLC ; filed as Exhibit
          99.6 on Form 8-K dated October 4, 1999).

27.1      Financial Data Schedule

---------------------

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith


         (b) REPORTS ON FORM 8-K

         Three reports on Form 8-K were filed during the first quarter of fiscal 2000.

         On March 2, 2000, a Form 8-K was filed whereby the Company filed the Consent of Deloitte & Touche LLP regarding the incorporation of their reports into the Registration Statement No. 333-93239 of the Limited Partner and into Registration Statement No. 333-93239-01 of the Company. Deloitte & Touche also consented to the reference to their firm under the caption "Experts" in those registration statements.

         On March 10, 2000, a Form 8-K was filed whereby the Company and the Limited Partner announced that they had entered into an underwriting agreement for the public offering of $350 million of 8.25% Senior Notes due 2005 of the Company, which Senior Notes are unconditionally guaranteed by the Company. One of the purposes of this Form 8-K was to file certain exhibits related to the offering of the Senior Notes and amendments to the $200 Million Bank Credit Facility and the $350 Million Bank Credit Facility.

         On March 20, 2000, a Form 8-K was filed whereby the Company announced that the Neptune natural gas processing plant had commenced operations. Neptune, with the capacity to process 300 million cubic feet per day ("MMcfd") of natural gas, is located in St. Mary Parish, Louisiana and processes natural gas that is transported on the Nautilus pipeline system. The Company operates the plant and has a 66 percent ownership interest, with Marathon Oil Company holding the remaining 34 percent interest.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ENTERPRISE PRODUCTS OPERATING L.P.
                                 (A Delaware Limited Partnership)

                                  By:      Enterprise Products GP, LLC
                                           as General Partner


Date:   May 11, 2000                       /s/  Gary L. Miller
                                           _____________________________________
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer