Form 10-Q
period 2000-06-30
ENTERPRISE PRODUCTS OPERATING L P
filed 2000-08-11
CIK 1102995

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

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

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                       No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ENTERPRISE PRODUCTS OPERATING L.P. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets,  June 30, 2000 and December 31, 1999               1

         Statements of Consolidated Operations
                  for the Three and Six Months ended June 30, 2000 and 1999              2

         Statements of Consolidated Cash Flows
                  for the Six Months ended June 30, 2000 and 1999                        3

         Notes to Unaudited Consolidated Financial Statements                            4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                           14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     26

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                                     28

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                               28

         Signature Page

                         PART 1. FINANCIAL INFORMATION.
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       ENTERPRISE PRODUCTS OPERATING L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                        JUNE 30,
                                                                                          2000           DECEMBER 31,
                                      ASSETS                                           (UNAUDITED)           1999
                                                                                    -------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                          $    86,394         $   5,159
     Accounts receivable - trade, net of allowance for doubtful accounts of
        $15,948 at June 30, 2000 and $15,871 at December 31, 1999                           192,569           262,348
     Accounts receivable - affiliates                                                        57,864            53,906
     Inventories                                                                            145,068            39,907
     Current maturities of participation in notes receivable from
        unconsolidated affiliates                                                                 -             6,519
     Prepaid and other current assets                                                        11,849            14,459
                                                                                    -----------------------------------
                Total current assets                                                        493,744            382,298
PROPERTY, PLANT AND EQUIPMENT, NET                                                          903,832            767,069
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                    287,918            280,606
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $3,055 AT
     JUNE 30, 2000 AND $1,345 AT DECEMBER 31, 1999                                           63,975             61,619
OTHER ASSETS                                                                                  3,898              1,120
                                                                                    -----------------------------------
                TOTAL                                                                   $ 1,753,367        $ 1,492,712
                                                                                    ===================================

                         LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                               $     -            $   129,000
     Accounts payable - trade                                                                44,909             69,294
     Accounts payable - affiliate                                                            24,552             64,780
     Accrued gas payables                                                                   396,545            233,360
     Accrued expenses                                                                         4,183             16,148
     Other current liabilities                                                               24,083             18,176
                                                                                    -----------------------------------
                Total current liabilities                                                   494,272            530,758
LONG-TERM DEBT                                                                              404,000            166,000
OTHER LONG-TERM LIABILITIES                                                                   6,060                296
MINORITY INTEREST                                                                             1,102              1,032
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY
     Limited Partner                                                                        844,047            791,279
     General Partner                                                                          8,613              8,074
     Parent's Units acquired by Trust                                                        (4,727)            (4,727)
                                                                                    -----------------------------------
                Total Partners' Equity                                                      847,933            794,626
                                                                                    -----------------------------------
                TOTAL                                                                   $ 1,753,367        $ 1,492,712
                                                                                    ===================================

            See Notes to Unaudited Consolidated Financial Statements

                       ENTERPRISE PRODUCTS OPERATING L.P.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                             (Amounts in Thousands)

                                                                 THREE MONTHS                      SIX MONTHS
                                                                ENDED JUNE 30,                   ENDED JUNE 30,
                                                           ----------------------------  --------------------------------
                                                                 2000            1999             2000            1999
                                                           ----------------------------  --------------------------------
REVENUES
Revenues from consolidated operations                        $  592,913     $  174,599       $ 1,339,194      $  321,913
Equity income in unconsolidated affiliates                       11,097          2,880            18,540           4,443
                                                           ----------------------------  --------------------------------
         Total                                                  604,010        177,479         1,357,734         326,356
                                                           ----------------------------  --------------------------------
COST AND EXPENSES
Operating costs and expenses                                    546,306        153,410         1,219,212         287,219
Selling, general and administrative                               7,658          3,000            13,042           6,000
                                                           ----------------------------  --------------------------------
         Total                                                  553,964        156,410         1,232,254         293,219
                                                           ----------------------------  --------------------------------
OPERATING INCOME                                                 50,046         21,069           125,480          33,137
OTHER INCOME (EXPENSE)
Interest expense                                                 (8,070)        (2,129)          (15,844)         (4,392)
Interest income from unconsolidated affiliates                       94            292               202             689
Dividend income from unconsolidated affiliates                    2,761              -             3,995               -
Interest income - other                                           1,358            148             2,973             432
Other, net                                                          (62)           (30)             (425)             45
                                                           ----------------------------  --------------------------------
          Other income  (expense)                                (3,919)        (1,719)           (9,099)         (3,226)
                                                           ----------------------------  --------------------------------
INCOME BEFORE MINORITY INTEREST                                  46,127         19,350           116,381          29,911
MINORITY INTEREST                                                   (33)           (24)              (70)            (51)
                                                           ----------------------------  --------------------------------
NET INCOME                                                   $   46,094     $   19,326       $   116,311      $   29,860
                                                           ============================  ================================

            See Notes to Unaudited Consolidated Financial Statements

                        ENTERPRISE PRODUCTS OPERATING L.P
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                   ---------------------------------
                                                                                          2000              1999
                                                                                   ---------------------------------
OPERATING ACTIVITIES
Net income                                                                             $  116,311        $   29,860
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                                        18,347             9,790
      Equity in income of unconsolidated affiliates                                       (18,540)           (4,443)
      Leases paid by EPCO                                                                   5,324             5,332
      Minority interest                                                                        70                51
      Loss on sale of assets                                                                2,303               124
      Net effect of changes in operating accounts                                          53,195           (26,447)
                                                                                   ---------------------------------
Operating activities cash flows                                                           177,010            14,267
                                                                                   ---------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                     (154,246)           (2,483)
Proceeds from sale of assets                                                                   52                 7
Collection of notes receivable from unconsolidated affiliates                               6,519             7,369
Unconsolidated affiliates:
      Investments in and advances to                                                       (3,040)          (40,432)
      Distributions received                                                               14,268             3,991
                                                                                   ---------------------------------
Investing activities cash flows                                                          (136,447)          (31,548)
                                                                                   ---------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                                 464,000            85,000
Long-term debt repayments                                                                (355,000)          (30,000)
Parent's Units acquired by consolidated Trust                                                   -            (4,607)
Cash distributions to minority interest                                                         -               (71)
Cash distributions to partners                                                            (68,328)          (53,256)
                                                                                   ---------------------------------
Financing activities cash flows                                                            40,672            (2,934)
                                                                                   ---------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    81,235           (20,215)
CASH AND CASH EQUIVALENTS, JANUARY 1                                                        5,159            24,103
                                                                                   ---------------------------------
CASH AND CASH EQUIVALENTS, JUNE 30                                                     $   86,394         $   3,888
                                                                                   =================================

            See Notes to Unaudited Consolidated Financial Statements

                       ENTERPRISE PRODUCTS OPERATING L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

In the opinion of Enterprise Products Operating L.P. (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2000, consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999 and consolidated cash flows for the six month periods ended June 30, 2000 and 1999. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Special Financial Report pursuant to Section 15(d)(2) on Form 10-K (File No. 333-93239-01) for the year ended December 31, 1999. In addition, these unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company's Parent, Enterprise Products Partners L.P. (File No. 1-14323) for the year ended December 31, 1999.

The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior years' financial statements to conform to the presentation of the current period financial statements.

Dollar amounts presented in the tabulations within the notes to the consolidated financial statements are stated in thousands of dollars, unless otherwise indicated.


2.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

At June 30, 2000, the Company's significant unconsolidated affiliates accounted for by the equity method included the following:

Belvieu Environmental Fuels ("BEF") - a 33.33% economic interest in a Methyl Tertiary Butyl Ether ("MTBE") production facility located in southeast Texas.

Baton Rouge Fractionators LLC ("BRF") - an approximate 31.25% economic interest in a natural gas liquid ("NGL") fractionation facility located in southeastern Louisiana.

Baton Rouge Propylene Concentrator, LLC ("BRPC") - a 30.0% economic interest in a propylene concentration unit located in southeastern Louisiana that became operational in July 2000.

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

During the third quarter of 1999, the Company acquired the remaining interest in Mont Belvieu Associates, 51%, ("MBA") and Entell NGL Services, LLC, 50%, ("Entell"). Accordingly, after the acquisition of the remaining interests, MBA terminated and Entell became a wholly owned subsidiary of the Company and is included as a consolidated entity from that point forward.

The following table shows investments in and advances to unconsolidated affiliates at:

                                                 JUNE 30,       DECEMBER 31,
                                                  2000              1999
                                      -------------------------------------
Accounted for on equity basis:
    BEF                                      $   67,665         $   63,004
    Promix                                       50,991             50,496
    BRF                                          30,767             36,789
    Tri-States                                   27,808             28,887
    EPIK                                         16,869             15,258
    Belle Rose                                   11,926             12,064
    BRPC                                         19,707             11,825
    Wilprise                                      9,185              9,283
Accounted for  on cost basis:
    VESCO                                        33,000             33,000
    Dixie                                        20,000             20,000
                                      -------------------------------------
Total                                        $  287,918         $  280,606
                                      =====================================


The following table shows equity in income (loss) of unconsolidated affiliates for the three and six months ended June 30, 2000 and 1999:

                   For Three Months Ended               For Six Months Ended
                          June 30,                            June 30,
                 ----------------------------   -----------------------------
                         2000          1999             2000           1999
                 ----------------------------   -----------------------------
BEF                  $   8,307     $   1,936       $   10,812      $   2,237
MBA                          -           424                -          1,184
BRF                        208          (143)             737           (286)
BRPC                       (29)            -              (19)             -
EPIK                       178          (220)           1,970            177
Wilprise                    74             -              162              -
Tri-States                 843             -            1,521              -
Promix                   1,546             -            3,208              -
Belle Rose                 (30)            -              149              -
Other                        -           883                -          1,131
                 ----------------------------   -----------------------------
Total                $  11,097     $   2,880       $   18,540      $   4,443
                 ============================   =============================

BEF

BEF is a partnership that owns the MTBE production facility located within the Company's Mont Belvieu complex. The production of MTBE is driven by oxygenated fuels programs enacted under the federal Clean Air Act Amendments of 1990 and other legislation. Any changes to these programs that enable localities to elect not to participate in of these programs, lessen the requirements for oxygenates or favor the use of non-isobutane based oxygenated fuels reduce the demand for MTBE and could have an adverse effect on the Company's results of operations.

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

In addition to the Special Units, Shell may be granted 6.0 million non-distribution bearing, convertible Contingency Units of the Limited Partner provided that certain performance criteria are met in calendar years 2000 and 2001. Under the terms of an agreement with Shell, the Limited Partner will issue
3.0 million Contingency Units in 2000 and an additional 3.0 million Contingency Units in 2001 provided the performance tests are successfully completed. On June 28, 2000, Shell met the performance criteria outlined for calendar year 2000 and in accordance with its agreement with Shell, the Limited Partner issued the 3.0 million Contingency Units (deemed "Special Units" once they are issued) on August 1, 2000.

The value of these new Special Units is currently estimated at $55.2 million using present value techniques. In August 2000, the purchase price and the value of the natural gas processing agreement will be increased by the estimated $55.2 million value of the Units. If the remainder of the Contingency Units are issued in 2001 (or at such later date as agreed to by the parties), the purchase price and value of the natural gas processing agreement will be adjusted accordingly.

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

PRO FORMA EFFECT OF ACQUISITIONS

The following table presents unaudited pro forma information for the three and six months ended June 30, 1999 as if the acquisition of TNGL from Shell and the Mont Belvieu NGL fractionation facility from Kinder Morgan and EPCO had been made as of January 1, 1999:

                                    Three Months          Six Months
                                       Ended                Ended
                                      June 30,             June 30,
                                        1999                 1999
                                 -------------------  -------------------
Revenues                            $  343,990           $  644,500
                                 ===================  ===================
Net income                          $   27,166           $   40,540
                                 ===================  ===================
Allocation of net income to
      Limited partners              $   26,892           $   40,131
                                 ===================  ===================
      General Partner               $      274           $      409
                                 ===================  ===================


4.   LONG-TERM DEBT

GENERAL. Long-term debt at June 30, 2000 was comprised of $350 million in 5-year public Senior Notes (the "$350 Million Senior Notes") issued by the Company and a 10-year $54 million loan agreement with the Mississippi Business Finance Corporation ("MBFC" and the "$54 Million MBFC Loan"). The issuance of the $350 Million Senior Notes represented a partial takedown of the $800 million universal shelf registration (the "Registration Statement") that was filed with the Securities and Exchange Commission in December 1999. The proceeds from the $350 Million Senior Notes and the $54 Million MBFC Loan were used to extinguish all outstanding balances owed under the $200 Million Bank Credit Facility and the $350 Million Bank Credit Facility.

The following table summarizes long-term debt at:

                                                   JUNE 30,         DECEMBER 31,
                                                     2000                1999
                                              ----------------------------------
Borrowings under:
     $200 Million Bank Credit Facility                               $   129,000
     $350 Million Bank Credit Facility                                   166,000
     $350 Million Senior Notes                  $   350,000
     $54  Million MBFC Loan                          54,000
                                              ----------------------------------
              Total                                 404,000              295,000
Less current maturities of long-term debt                 -              129,000
                                              ----------------------------------
              Long-term debt                    $   404,000          $   166,000
                                              ==================================

At June 30, 2000, the Company had a total of $40 million of standby letters of credit available of which approximately $13.3 million were outstanding under letter of credit agreements with the banks.

$200 MILLION BANK CREDIT FACILITY. In July 1998, the Company entered into a $200 million bank credit facility that included a $50 million working capital facility and a $150 million revolving term loan facility. On March 15, 2000, the Company used $169 million of the proceeds from the issuance of the $350 Million Senior Notes to retire this credit facility in accordance with its agreement with the banks.

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

This facility is scheduled to expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. In March 2000, the Company used $179 million of the proceeds from the issuance of the $350 Million Senior Notes and $47 million from the $54 Million MBFC Loan to payoff the outstanding balance on this credit facility. No amount was outstanding on this credit facility at June 30, 2000.

As amended on July 28, 1999, the credit agreement relating to this facility contains a prohibition on distributions on, or purchases or redemptions of, Units of the Limited Partner if any event of default is continuing. In addition, this bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation or sale of assets. The bank credit facility requires that the Company satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250 million, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Company was in compliance with these restrictive covenants at June 30, 2000.

$350 MILLION SENIOR NOTES. On March 13, 2000, the Company completed a public offering of $350 million in principal amount of 8.25% fixed-rate Senior Notes due March 15, 2005 at a price to the public of 99.948% per Senior Note. The Company received proceeds, net of underwriting discounts and commissions, of approximately $347.7 million. The proceeds were used to pay the entire $169 million outstanding principal balance on the $200 Million Bank Credit Facility and $179 million of the $226 million outstanding principal balance on the $350 Million Bank Credit Facility.

The $350 Million Senior Notes are subject to a make-whole redemption right by the Company. The notes are an unsecured obligation of the Company and rank equally with its existing and future unsecured and unsubordinated indebtedness and senior to any future subordinated indebtedness. The notes are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee and were issued under an indenture containing certain restrictive covenants. These covenants restrict the ability of the Company and the Limited Partner, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions. The Company and the Limited Partner were in compliance with the restrictive covenants at June 30, 2000.

Settlement was completed on March 15, 2000. The issuance of the $350 Million Senior Notes was a takedown under the Company's and Limited Partner's $800 million Registration Statement; therefore, the amount of securities available under the Registration Statement has been reduced to $450 million.

$54 MILLION MBFC LOAN. On March 27, 2000, the Company executed a $54 million loan agreement with the MBFC which was funded with proceeds from the sale of Taxable Industrial Revenue Bonds ("Bonds") by the MBFC. The Bonds issued by the MBFC are 10-year bonds with a maturity date of March 1, 2010 and bear a fixed rate interest coupon of 8.70%. The Company received proceeds from the sale of the Bonds, net of underwriting discounts and commissions, of approximately $53.6 million. The proceeds were used to pay the remaining $47 million outstanding principal balance on the $350 Million Bank Credit Facility and for working capital and other general partnership purposes. In general, the proceeds of the Bonds were used to reimburse the Company for costs incurred in acquiring and constructing the Pascagoula, Mississippi natural gas processing plant.

The Bonds were issued at par and are subject to a make-whole redemption right by the Company. The Bonds are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee. The loan agreement contains certain covenants including maintaining appropriate levels of insurance on the Pascagoula natural gas processing facility and restrictions regarding mergers. The Company was in compliance with the restrictive covenants at June 30, 2000.

5.       CAPITAL STRUCTURE AND DISTRIBUTIONS

The Limited Partner owns 98.9899% of the Company with the General Partner owning the remaining 1.0101%. For purposes of maintaining partner capital accounts, the partnership agreement generally specifies that items of income or loss shall be allocated among the partners in accordance with their respective ownership percentages. Net losses are first allocated to the partners in accordance with their respective percentages to the extent that the allocations do not cause the Limited Partner to have a deficit balance in its capital account. Any net loss not allocated to the Limited Partner is allocated to the General Partner. Normal allocations of net income according to percentage interests are done only, however, after giving effect to any priority income allocations to the General Partner in an amount equal to any aggregate net losses incurred by the General Partner for all previous years. For the three and six months ended June 30, 2000 and year ended December 31, 1999, the allocation of earnings was based solely on the respective ownership interests of the partners with no priority income allocations being necessary.

The partnership agreement requires the Company to distribute 100% of the "Available Cash" (as defined in the partnership agreements) to the partners within 45 days following the end of each calendar quarter in accordance with their respective ownership interests. Available Cash consists generally of all cash receipts of the Company, less all of its cash disbursements, net of changes in reserves. The Company's cash distributions to its partners were $68.3 million and $53.3 million for the six months ended June 30, 2000 and 1999, respectively.

LIMITED PARTNER UNITS ACQUIRED BY TRUST. During the first quarter of 1999, the Company established a revocable grantor trust (the "Trust") to fund future liabilities of a long-term incentive plan. At June 30, 2000, the Trust had purchased a total of 267,200 Common Units of the Limited Partner (the "Trust Units") which are accounted for in a manner similar to treasury stock under the cost method of accounting. The Trust Units receive dividends from the Limited Partner.


6.   SUPPLEMENTAL CASH FLOW DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                               --------------------------------
                                                      2000               1999
                                               --------------------------------
(Increase) decrease in:
      Accounts receivable                        $   65,821        $    (6,575)
      Inventories                                  (105,161)           (37,952)
      Prepaid and other current assets                2,610                970
      Other assets                                   (4,287)                 -
Increase (decrease) in:
      Accounts payable                              (64,613)              (164)
      Accrued gas payable                           163,185             22,864
      Accrued expenses                              (11,965)            (1,948)
      Other current liabilities                       5,907             (3,642)
      Other liabilities                               1,698                  -
                                               --------------------------------
Net effect of changes in operating accounts      $   53,195        $   (26,447)
                                               ================================

Capital expenditures for the first six months of 2000 were $154.2 million compared to $2.5 million for the same period in 1999. Capital expenditures in 2000 included $99.6 million for the purchase of the Lou-Tex Propylene Pipeline and related assets, $39.2 million in construction costs for the Lou-Tex NGL Pipeline, and $4.4 million in construction costs for the Neptune gas processing facility.

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


7.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which effectively delays the application of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which amends and supercedes various sections of SFAS No. 133. Management is currently studying SFAS No. 133 and its amendments for their possible impact on the consolidated financial statements when they are adopted in January 2001.


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

INTEREST RATE SWAPS. The Company's interest rate exposure results from variable rate borrowings from commercial banks and fixed rate borrowings pursuant to the $350 Million Senior Notes and the $54 Million MBFC Loan. The company manages its exposure to changes in interest rates in its consolidated debt portfolio by utilizing interest rate swaps. An interest rate swap, in general, requires one party to pay a fixed rate on the notional amount while the other party pays a floating rate based on the notional amount.

In March 2000, after the issuance of the $350 Million Senior Notes and the execution of the $54 Million MBFC Loan, 100% of the Company's consolidated debt were fixed rate obligations. To maintain a balance between variable rate and fixed rate exposure, the Company entered into interest rate swap agreements with a notional amount of $154 million by which the Company receives payments based on a fixed rate and pays an amount based on a floating rate. The Company's consolidated debt portfolio interest rate exposure was 62 percent fixed and 38 percent floating, after considering the effect of the interest rate swap agreements. The notional amount does not represent exposure to credit loss. The Company monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring a credit related loss is remote, and that if incurred, such losses would be immaterial.

The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $3.2 million for the three months ended June 30, 2000 and $3.5 million for the six months ended June 30, 2000. Following is selected information on the Company's portfolio of interest rate swaps at June 30, 2000:

INTEREST RATE SWAP PORTFOLIO AT JUNE 30, 2000 (1) :
(Dollars in millions)
                                                 Early             Fixed /
  Notional                                    Termination         Floating
   Amount            Period Covered             Date (2)          Rate (3)
--------------------------------------------------------------------------------

      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 6.9500%
      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 6.9550%
      $ 54.0 March 2000 - March 2010        March 2003         8.70% / 7.2575%

Notes:
(1) All swaps outstanding at June 30, 2000 were entered into for the purpose of managing the Company's exposure to fluctuations in market interest rates.
(2) In each case, the counterparty has the option to terminate the interest rate swap on the Early Termination Date
(3) In each case, the Company is the floating-price payor. The floating rate was the rate in effect as of June 30, 2000.


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


Information  by  operating  segment,   together  with   reconciliations  to  the
consolidated totals, is presented in the following table:

                                                                  Operating Segments                         Adjustments
                                         -------------------------------------------------------------------
                                                                                   Octane                      and      Consolidated
                                         Fractionation  Pipelines    Processing  Enhancement      Other   Eliminations     Totals
                                         -------------------------------------------------------------------------------------------

Revenues from
   external customers
   Three months ended June 30, 2000      $ 103,741    $  18,048     $ 478,244    $  8,307      $    751  $  (5,081)     $ 604,010
   Three months ended June 30, 1999         64,453        4,360       120,638       1,936             -    (13,908)       177,479
   Six months ended June 30, 2000          202,566       27,862     1,125,101      10,812         1,266     (9,873)     1,357,734
   Six months ended June 30, 1999          118,149        8,101       223,511       2,237             -    (25,642)       326,356

Intersegment revenues
   Three months ended June 30, 2000         42,537       14,760       139,655           -            95   (197,047)             -
   Three months ended June 30, 1999         25,137        9,279            16           -           108    (34,540)             -
   Six months ended June 30, 2000           82,728       28,025       281,885           -           189   (392,827)             -
   Six months ended June 30, 1999           37,360       17,310            38           -           204    (54,912)             -

Total revenues
   Three months ended June 30, 2000        146,278       32,808       617,899       8,307           846   (202,128)       604,010
   Three months ended June 30, 1999         89,590       13,639       120,654       1,936           108    (48,448)       177,479
   Six months ended June 30, 2000          285,294       55,887     1,406,986      10,812         1,455   (402,700)     1,357,734
   Six months ended June 30, 1999          155,509       25,411       223,549       2,237           204    (80,554)       326,356

Gross operating margin
   by segment
   Three months ended June 30, 2000         29,591       14,192        18,486       8,307           872          -         71,448
   Three months ended June 30, 1999         26,491        4,350        (1,524)      1,936           277          -         31,530
   Six months ended June 30, 2000           63,922       28,827        58,040      10,812         1,426          -        163,027
   Six months ended June 30, 1999           42,813        8,851          (433)      2,237           481          -         53,949

Segment assets
   At June 30, 2000                        360,410      357,107       125,642           -           111     60,562        903,832
   At December 31, 1999                    362,198      249,453       122,495           -           113     32,810        767,069

Investments in and advances
   to unconsolidated affiliates
   At June 30, 2000                        101,465       85,788        33,000      67,665             -          -        287,918
   At December 31, 1999                     99,110       85,492        33,000      63,004             -          -        280,606

A reconciliation of segment gross operating margin to consolidated income before minority interest follows:

                                                           For Three Months Ended           For Six Months Ended
                                                                  June 30,                        June 30,
                                                        -----------------------------   -----------------------------
                                                                2000          1999             2000           1999
                                                        -----------------------------   -----------------------------
Total segment gross operating margin                          $ 71,448      $ 31,530         $163,027       $ 53,949
     Depreciation and amortization                              (8,754)       (4,668)         (16,878)        (9,356)
     Retained lease expense, net                                (2,687)       (2,666)          (5,324)        (5,332)
     Gain on sale of assets                                     (2,303)         (127)          (2,303)          (124)
     Selling, general and administrative                        (7,658)       (3,000)         (13,042)        (6,000)
                                                        -----------------------------   -----------------------------
Consolidated operating income                                   50,046        21,069          125,480         33,137
     Interest expense                                           (8,070)       (2,129)         (15,844)        (4,392)
     Interest income from unconsolidated affiliates                 94           292              202            689
     Dividend income from unconsolidated affiliates              2,761             -            3,995              -
     Interest income - other                                     1,358           148            2,973            432
     Other, net                                                    (62)          (30)            (425)            45
                                                        -----------------------------   -----------------------------
Consolidated income before minority interest                  $ 46,127      $ 19,350         $116,381       $ 29,911
                                                        =============================   =============================

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

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

         Due to higher crude oil prices in the first six months of 2000 versus the same period in 1999, the demand for NGLs in petrochemical manufacturing was strong. The increased use of NGLs in petrochemical manufacturing resulted in the increasing of both production and pricing of NGLs. In the NGL industry, revenues and cost of goods sold can fluctuate significantly up or down based on current NGL prices. However, operating margins will generally remain constant except for the effect of inventory price adjustments or increased operating expenses.

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

         The Company's gross operating margin by segment (in thousands of dollars) along with a reconciliation to consolidated operating income for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                        For Three Months Ended          For Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  -----------------------------
                                                            2000           1999            2000           1999
                                                     -----------------------------  -----------------------------

Gross Operating Margin by segment:
     Fractionation                                        $ 29,591       $ 26,491        $ 63,922       $ 42,813
     Pipeline                                               14,192          4,350          28,827          8,851
     Processing                                             18,486         (1,524)         58,040           (433)
     Octane enhancement                                      8,307          1,936          10,812          2,237
     Other                                                     872            277           1,426            481
                                                     -----------------------------  -----------------------------
Gross Operating margin total                                71,448         31,530         163,027         53,949
     Depreciation and amortization                           8,754          4,668          16,878          9,356
     Retained lease expense, net                             2,687          2,666           5,324          5,332
     Loss (gain) on sale of assets                           2,303            127           2,303            124
     Selling, general and administrative expenses            7,658          3,000          13,042          6,000
                                                     -----------------------------  -----------------------------
Consolidated operating income                             $ 50,046       $ 21,069        $125,480       $ 33,137
                                                     =============================  =============================

         The Company's significant plant production and other volumetric data (in thousands of barrels per day on an equity basis) for the three and six months ended June 30, 2000 and 1999 were as follows:

                                       For Three Months Ended          For Six Months Ended
                                              June 30,                       June 30,
                                    -----------------------------  -----------------------------
                                        2000           1999            2000           1999
                                    -----------------------------  -----------------------------
Plant production data:
        NGL Production                    71            N/A              71            N/A
        NGL Fractionation                215             61             215             58
        Isomerization                     81             74              74             71
        Propylene Fractionation           30             31              30             27
        MTBE                               5              5               4              4
        Major Pipelines                  331            186             338            173


         1999 Acquisitions

         The Company completed two significant acquisitions during the third quarter of 1999. Effective August 1, 1999, the Company acquired Tejas Natural Gas Liquids, LLC ("TNGL") from Tejas Energy, LLC, now Coral Energy, LLC, an affiliate of Shell Oil Company ("Shell", including subsidiaries and affiliates), in exchange for 14.5 million non-distribution bearing, convertible special partnership Units of the Limited Partner and $166 million in cash. The Limited Partner also agreed to issue up to 6.0 million additional non-distribution bearing special partnership Units to Shell in the future if the volumes of natural gas that the Company processes for Shell reach agreed upon levels in 2000 and 2001. The first 3.0 million of these additional special partnership Units were issued by the Limited Partner on August 1, 2000.

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

         The results of operations for the three and six month periods ended June 30, 1999 do not include the impact of the assets acquired from TNGL and MBA. See the section below labeled "Pro Forma impact of Acquisitions" for selected financial data reflecting these transactions as if they had occurred on January 1, 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         Revenues, Costs and Expenses and Operating Income. The Company's revenues increased by 240.3% to $604.0 million in 2000 compared to $177.5 million in 1999. The Company's costs and expenses increased by 256.1% to $546.3 million in 2000 versus $153.4 million in 1999. Operating income before selling, general and administrative expenses ("SG&A") increased to $57.7 million in 2000 from $24.1 million in 1999. The principal factors behind the $33.6 million increase in operating income before SG&A were the additional earnings associated with the assets acquired in the TNGL acquisition and the overall improvement in NGL product prices in 2000 over 1999.

         Fractionation. The Company's gross operating margin for the Fractionation segment increased to $29.6 million in 2000 from $26.5 million in 1999 due to higher overall volumes and NGL pricing plus the addition of margins from the assets acquired from TNGL. NGL Fractionation gross operating margin increased to $12.6 million in 2000 from $1.2 million in 1999 primarily the result of substantially higher volumes. Net NGL fractionation volumes were 215 thousand barrels per day ("MBPD") in 2000 compared to 61 MBPD in 1999. The increase is attributable to the four NGL fractionators acquired in August 1999 as a result of the TNGL acquisition and the completion of the BRF NGL fractionation facility in July 1999. Of the $11.4 million increase in NGL fractionation gross margin, $10.8 million is derived from the NGL fractionators acquired in the TNGL acquisition (including equity earnings of $1.5 million from Promix) with $0.4 million arising from higher equity earnings from BRF. The Mont Belvieu NGL fractionation facility contributed the remaining $0.2 million rise in earnings. Margins from the Mont Belvieu facility increased due to higher volumes and the additional ownership interest acquired in July 1999 as a result of the MBA acquisition.

         Gross operating margin from the isomerization business decreased to $11.4 million in 2000 from $17.2 million in 1999. The decrease in isomerization margins is primarily due to expenses associated with the restart of one of the Mont Belvieu isomerization units in May 2000 and higher operating expenses stemming from an increase in fuel costs. Isomerization production rates increased to 81 MBPD in 2000 compared to 74 MBPD in 1999 as a result of the restart of the isomerization unit. The Company's gross operating margin on its propylene fractionation facilities decreased to $5.4 million in 2000 versus $7.0 million in 1999. The decrease stems from the impact of propylene storage well charges and higher fuel costs. Propylene production decreased to 30 MBPD in 2000 from 31 MBPD in 1999.

         Pipeline. The Company's gross operating margin for the Pipeline segment was $14.2 million in the second quarter of 2000 compared to $4.4 million during the same period in 1999. The Louisiana Pipeline Distribution System gross margin for 2000 was $6.7 million versus $1.4 million in 1999 primarily due to a 135% increase in throughput volumes stemming from pipeline assets acquired in the TNGL acquisition. The gross operating margin of the Houston Ship Channel Distribution system increased to $2.9 million in 2000 from $2.1 million in 1999 on the strength of increased export volumes at the EPIK loading facility. Earnings from the newly acquired Lou-Tex Propylene Pipeline were $2.3 million.

         Equity earnings from unconsolidated affiliates in the Pipeline segment increased from a loss of $0.2 million in 1999 to a $1.1 million profit in 2000. A portion of the improvement in equity earnings is attributable to EPIK which posted an increase of $0.4 million from a $0.2 million loss in 1999 to a $0.2 million profit in 2000. EPIK's higher earnings are attributable to a 344% increase in export volumes due to the new chiller unit that began operations in the fourth quarter of 1999. The remaining $0.9 million increase stems from the Wilprise, Tri-States and Belle Rose pipeline systems in which an equity interest was acquired by the Company as a result of the TNGL acquisition.

         Processing. The Company's gross operating margin for Processing was $18.5 million in 2000 compared to a loss of $1.5 million in 1999. The increase is attributable to the gas processing operations acquired in the TNGL acquisition. The gas processing operations benefited from a favorable NGL pricing environment and 71 MBPD of equity NGL production during the quarter.

         Octane Enhancement. The Company's gross operating margin for Octane Enhancement increased to $8.3 million in 2000 from $1.9 million in 1999. This segment consists entirely of the Company's equity earnings and 33.33% investment in BEF, a joint venture facility that currently produces MTBE. The earnings improvement stems from higher MTBE prices and lower debt service costs. BEF made its final note payment on May 31, 2000 and now owns a debt-free facility. MTBE production, on an equity basis, was steady at 5 MBPD during both the 2000 and 1999 periods.

         Other. The Company's gross operating margin for the Other segment was $0.9 million in 2000 compared to $0.3 million in 1999. Beginning in the fourth quarter of 1999, this segment includes fee-based marketing services. The Company acquired its fee-based marketing services business as part of the TNGL acquisition. For the second quarter of 2000, this business earned $0.7 million. Apart from this portion of the segment's operations, the gross margin contribution of the other aspects of this segment were insignificant in both 2000 and 1999.

         Selling, general and administrative expenses. SG&A expenses increased to $7.7 million in the second quarter of 2000 from $3.0 million during the same period in 1999. The higher costs stem from an increase in the administrative services fee charged by EPCO to $1.6 million per month beginning in January 2000 versus the $1.0 million per month charged in the second quarter of 1999. The remainder of the increase is attributable to additional general and administrative expenses related to the TNGL acquisition.

         Interest expense. The Company's interest expense increased to $8.1 million in the second quarter of 2000 from $2.1 million in the second quarter of 1999. The increase is primarily attributable to a rise in average debt levels to $404 million in the second quarter of 2000 from $132 million in the second quarter of 1999. Debt levels have increased over the last year due to acquisitions and capital expenditures. Specifically, $215 million was borrowed to complete the TNGL and MBA acquisitions in the third quarter of 1999 and approximately $60 million was borrowed to fund a portion of the purchase of the Lou-Tex Propylene Pipeline in the first quarter of 2000.

         Dividend income from unconsolidated affiliates. The Company's investment in Dixie and VESCO are recorded using the cost method as prescribed by generally accepted accounting principles. In accordance with these guidelines, the Company records as dividend income the cash distributions from these investments as opposed to recording equity earnings. Both the Dixie and VESCO investments were acquired as part of the TNGL acquisition. For the second quarter of 2000, the Company recorded dividend income totaling $2.8 from VESCO.

         Loss on sale of assets. During the second quarter of 2000, the Company recognized a one-time $2.3 million non-cash charge on the sale of its Longview Terminal to Huntsman Corporation. The Longview Terminal was part of the Pipelines segment and was used to unload polymer grade propylene from NGL tank trucks.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         Revenues, Costs and Expenses and Operating Income. The Company's revenues increased by 316.0% to $1,357.7 million in 2000 compared to $326.4 million in 1999. The Company's costs and expenses increased by 324.5% to $1,219.2 million in 2000 versus $287.2 million in 1999. Operating income before SG&A increased to $138.5 million in 2000 from $39.2 million in 1999. The principal factors behind the $99.4 million increase in operating income before SG&A were the additional earnings associated with the assets acquired in the TNGL acquisition and the overall improvement in NGL product prices in 2000 over 1999.

         Fractionation. The Company's gross operating margin for the Fractionation segment increased to $63.9 million in 2000 from $42.8 million in 1999 due to higher overall volumes and NGL pricing plus the addition of margins from the assets acquired from TNGL. NGL Fractionation gross operating margin increased to $29.0 million in 2000 from $2.9 million in 1999 primarily the result of substantially higher volumes. Net NGL fractionation volumes were 215 MBPD in 2000 compared to 58 MBPD in 1999. The increase is attributable to the four NGL fractionators acquired in August 1999 as a result of the TNGL acquisition and the completion of the BRF NGL fractionation facility in July 1999. Of the $26.1 million increase in NGL fractionation gross margin, $24.6 million is derived from the NGL fractionators acquired in the TNGL acquisition (including equity earnings of $3.2 million from Promix) with $1.0 million arising from higher equity earnings from BRF. The Mont Belvieu NGL fractionation facility contributed the remaining $0.5 million rise in earnings. Margins from the Mont Belvieu facility increased due to higher volumes and the additional ownership interest acquired in July 1999 as a result of the MBA acquisition.

         Gross operating margin from the isomerization business decreased to $21.0 million in 2000 from $24.7 million in 1999. The decrease in isomerization margins is primarily due to expenses associated with the restart of one of the Mont Belvieu isomerization units in May 2000 and higher operating expenses stemming from an increase in fuel costs. Isomerization production rates increased to 74 MBPD in 2000 compared to 71 MBPD in 1999. The Company's gross operating margin on its propylene production facilities was $12.7 million in 2000 and 1999. The margin for 2000 includes $0.7 million in propylene storage well charges along with $0.6 million in higher fuel expenses associated with the increased cost of natural gas. Propylene production volumes increased to 30 MBPD in 2000 versus 27 MBPD in 1999.

         Pipeline. The Company's gross operating margin for the Pipeline segment was $28.9 million in 2000 compared to $8.9 million in 1999. The Louisiana Pipeline Distribution System gross margin for 2000 was $14.5 million versus $3.0 million in 1999 primarily due to a 164% increase in throughput volumes stemming from pipeline assets acquired in the TNGL acquisition. The gross operating margin of the Houston Ship Channel Distribution system increased to $5.9 million in 2000 from $4.1 million in 1999 on the strength of increased export volumes at the EPIK loading facility.

         On February 25, 2000, the purchase of the Lou-Tex Propylene Pipeline and related assets from Concha Chemical Pipeline Company, an affiliate of Shell, was completed at a cost of approximately $100 million. The effective date of the transaction was March 1, 2000. The Lou-Tex Propylene Pipeline is a 263-mile, 10" pipeline that transports chemical grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas. Also acquired in this transaction was a 27.5-mile 6" ethane pipeline between Sorrento and Norco, Louisiana and a 0.5 million barrel storage cavern at Sorrento, Louisiana. For the four months ended June 30, 2000, the Lou-Tex Propylene Pipeline gross operating margin was $3.1 million on volumes of 21 MBPD. Due to customer demand, a project is currently underway and should be completed in the third quarter of 2000 to increase the capacity of this pipeline to 50,000 BPD .

         Equity earnings from unconsolidated affiliates in the Pipeline segment increased from $0.2 million in 1999 to $3.8 million in 2000. The greatest improvement in equity earnings was from EPIK which posted a $1.8 million increase to $2.0 million in 2000 from $0.2 million in 1999. EPIK's higher earnings are attributable to a 212% increase in export volumes due to the new chiller unit that began operations in the fourth quarter of 1999. The Company recorded a combined $1.8 million in equity income from the Wilprise, Tri-States, and Belle Rose Systems. Individually, equity earnings from Wilprise, Tri-States, and Belle Rose were $0.2 million, $1.5 million and $0.1 million, respectively.

         Processing. The Company's gross operating margin for Processing was $58.0 million in 2000 compared to a loss of $0.4 million in 1999. The increase is attributable to the gas processing operations acquired in the TNGL acquisition. The gas processing operations benefited from a favorable NGL pricing environment and 71 MBPD of equity NGL production during the first six months of 2000.

         Octane Enhancement. The Company's gross operating margin for Octane Enhancement increased to $10.8 million in 2000 from $2.2 million in 1999. This segment consists entirely of the Company's equity earnings and 33.33% investment in BEF, a joint venture facility that currently produces MTBE. The 1999 results included the impact of a $4.5 million non-cash write-off of the unamortized balance of deferred start-up costs. The Company's share of this non-cash charge was $1.5 million. The 2000 results reflect the impact of higher than normal MTBE market prices during the second quarter and lower debt service costs. BEF made its final note payment in May 2000 and now owns the MTBE facility debt-free. MTBE production, on an equity basis, was 4 MBPD in 2000 and 1999.

         Other. The Company's gross operating margin for the Other segment was $1.4 million in 2000 compared to $0.5 million in 1999. Beginning in the fourth quarter of 1999, this segment includes fee-based marketing services. The Company acquired its fee-based marketing services business as part of the TNGL acquisition. For the first six months of 2000, this business earned $1.2 million. Apart from this portion of the segment's operations, the gross margin contribution of the other aspects of this segment were insignificant in both 2000 and 1999.

         Selling, general and administrative expenses. SG&A expenses increased to $13.0 million in the first six months of 2000 from $6.0 million during the same period in 1999. The primary reason for the higher costs was an increase in the administrative services fee charged by EPCO to $1.6 million per month beginning in January 2000 versus the $1.0 million per month charged in the first quarter of 1999. The remainder of the increase is attributable to additional general and administrative costs related to the TNGL acquisition.

         Interest expense. The Company's interest expense increased to $15.8 million in the first six months of 2000 from $4.4 million during the same period for 1999. The increase is primarily attributable to a rise in debt levels to $374 million in 2000 from $128 million in 1999. Debt levels have increased over the last year due to acquisitions and capital expenditures. Specifically, $215 million was borrowed to complete the TNGL and MBA acquisitions in the third quarter of 1999 and $60 million was borrowed to fund a portion of the purchase of the Lou-Tex Propylene Pipeline in the first quarter of 2000.

         Dividend income from unconsolidated affiliates. The Company's investment in Dixie and VESCO are recorded using the cost method as prescribed by generally accepted accounting principles. In accordance with these guidelines, the Company records as dividend income the cash distributions from these investments as opposed to recording equity earnings. Both the Dixie and VESCO investments were acquired as part of the TNGL acquisition. For the first six months of 2000, the Company recorded dividend income totaling $3.4 million from VESCO and $0.6 million from Dixie.

         Loss on sale of assets. During the second quarter of 2000, the Company recognized a one-time $2.3 million non-cash charge on the sale of its Longview Terminal to Huntsman Corporation. The Longview Terminal was part of the Pipelines segment and was used to unload polymer grade propylene from NGL tank trucks.

PRO FORMA IMPACT OF ACQUISITIONS

         As noted above under 1999 Acquisitions, the Company acquired TNGL and MBA in the third quarter of 1999. As a result of these acquisitions, revenues, operating costs and expenses, interest expense, and other amounts shown on the Statements of Consolidated Operations for the three and six months ended June 30, 2000 have increased significantly over the amounts shown for the three and six months ended June 30, 1999. The following table presents certain unaudited pro forma information as if the acquisition of TNGL from Shell and the Mont Belvieu fractionator facility from Kinder Morgan and EPCO had been made as of January 1, 1999:

                                       Three Months          Six Months
                                          Ended                Ended
                                         June 30,             June 30,
                                           1999                 1999
                                    -------------------  -------------------
Revenues                               $  343,990           $  644,500
                                    ===================  ===================
Net income                             $   27,166           $   40,540
                                    ===================  ===================
Allocation of net income to
      Limited partners                 $   26,892           $   40,131
                                    ===================  ===================
      General Partner                   $     274            $     409
                                    ===================  ===================


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

         Cash flows from operating activities were a $177.0 million inflow for the first six months of 2000 compared to a $14.3 million inflow for the comparable period of 1999. Cash flows from operating activities primarily reflect the effects of net income, depreciation and amortization, extraordinary items, equity income of unconsolidated affiliates and changes in working capital. Net income increased significantly as a result of improved overall margins and the TNGL acquisition. Depreciation and amortization increased a combined $8.6 million in the first six months of 2000 over comparable 1999 levels as a result of additional capital expenditures and the TNGL and MBA acquisitions in the third quarter of 1999. Amortization expense increased by $2.8 million due to amortization of the intangible asset associated with the Shell Processing Agreement ($1.5 million), the write-off of prepaid loan costs associated with the payoff of the $200 Million Bank Credit Facility in March
2000 ($0.3 million) and the continued amortization of excess costs and other prepaid loan and bond issue costs ($1.0 million). The net effect of changes in operating accounts from year to year is generally the result of timing of NGL sales and purchases near the end of the period.

         Cash outflows used in investing activities were $136.4 million in the first six months of 2000 and $31.5 million for the comparable period of 1999. Cash outflows included capital expenditures of $154.2 million for the first six months of 2000 versus $2.5 million for the same period in 1999. Capital expenditures for the first six months of 2000 included $99.6 million for the purchase of the Lou-Tex Propylene Pipeline and related assets, $39.2 million in construction costs for the Lou-Tex NGL Pipeline, and $4.4 million in construction costs for the Neptune gas processing facility. Included in capital expenditures for the first six months of 2000 are maintenance capital expenditures of $0.5 million versus $0.7 million for the same period in 1999. Investing cash outflows in 2000 include $3.0 million in advances to and investments in unconsolidated affiliates versus $40.4 million for 1999. The $37.4 million decrease stems primarily from the completion of the BRF facility and the Tri-States and Wilprise pipeline systems in 1999. The first six months of 1999 included $27.9 million in investments in and advances to these projects.

         On March 8, 2000, the Company's offer of February 23, 2000 to buy the remaining 88.5% ownership interests in Dixie Pipeline Company ("Dixie") from the other seven owners expired, with no interest being purchased. In July 2000, the Company entered into a letter of intent with a stockholder of Dixie to purchase all or a portion of that stockholder's interest in Dixie (currently 8.38%) for a purchase price of up to $19.4 million. The purchase of this stockholder's interest is subject to a right of first refusal held by the other stockholders of Dixie.

         During the first six months of 2000, the Company received $6.5 million in payments from its participation in the BEF note that was purchased during 1998 with the proceeds from the Company's IPO. BEF made its final note payment in May 2000. With BEF's final payment, the Company's receivable relating to its participation in the BEF note was extinguished.

         Cash flows from financing activities were a $40.7 million inflow in the first six months of 2000 versus a $2.9 million outflow for the same period in 1999. Cash flows from financing activities are primarily affected by repayments of long-term debt, borrowings under the long-term debt agreements and distributions to the partners. The first six months of 2000 include the proceeds from $350 Million Senior Notes and the $54 Million MBFC Loan. Also included are the March 2000 payments made to retire the outstanding balances on the $200 Million and $350 Million Bank Credit Facilities using the proceeds of the $350 Million Senior Notes and $54 Million MBFC Loan. For a complete discussion of the $350 Million Senior Notes and $54 Million MBFC Loan, see the sections below entitled "Long-term Debt" and "Senior Notes and MBFC Loan." Cash flows from financing activities for 1999 reflected the purchase of $4.6 million of Common Units by a consolidated trust. The Company used $36.1 million of the $86.4 million in cash and cash equivalents at June 30, 2000 to fund the quarterly cash distribution to the Limited Partner and General Partner paid on August 10, 2000.

         Future Capital Expenditures. The Company estimates that its share of remaining capital expenditures for 2000 in the projects of its unconsolidated affiliates will be approximately $5.0 million (including $3.2 million for the BRPC propylene fractionator). In addition, the Company forecasts that $95.0 million will be spent during the last six months of 2000 on capital projects that will be recorded as property, plant, and equipment. Of this amount, the most significant projects and their remaining expenditures for 2000 are as follows:

     -    $40.5 million for the Lou-Tex NGL Pipeline;
     - $16.1 million for the Garyville, Louisiana to Norco, Louisiana butane pipelines;
     - $ 9.9 million for the Venice, Louisiana to Grand Isle, Louisiana pipeline; and
     -    $ 3.6 million for the Norco fractionator ethane liquefaction facility.

The Company expects to fund these expenditures with operating cash flows, borrowings under its bank credit facility, and offerings of debt and/or equity securities. As of June 30, 2000, the Company had $15.8 million in outstanding purchase commitments attributable to its capital projects. Of this amount, $7.5 million is related to the construction of the Lou-Tex NGL Pipeline and $1.3 million is associated with capital projects which will be recorded as additional investments in unconsolidated affiliates.

DISTRIBUTIONS AND DIVIDENDS FROM UNCONSOLIDATED AFFILIATES

         Distributions from unconsolidated affiliates. The Company received $14.3 million in distributions from its equity method investments in the first six months of 2000 compared to $4.0 million for the same period in 1999. Of the $10.3 million increase in distributions, $4.7 million was from EPIK. As noted before, EPIK's earnings increased in the first six months of 2000 due to higher export activity. In addition, the first six months of 2000 included $3.3 million in cash receipts from Promix which was acquired as a result of the TNGL acquisition in August 1999.

         Dividends received from unconsolidated affiliates. The Company received $4.0 million in cash dividend payments from its cost method investments in Dixie and VESCO. Specifically, dividends paid by Dixie and VESCO were $0.6 million and $3.4 million, respectively. Distributions received from these investments are recorded by the Company as "Dividend income from unconsolidated affiliates" in the Statements of Consolidated Operations. Both Dixie and VESCO were acquired in August 1999 as part of the TNGL acquisition.

         LONG-TERM DEBT

         Long-term debt at June 30, 2000 was comprised of $350 million in 5-year public Senior Notes (the "$350 Million Senior Notes") and a 10-year $54 million loan agreement with the Mississippi Business Finance Corporation ("MBFC" and the "$54 Million MBFC Loan). The issuance of the $350 Million Senior Notes represented a partial takedown of the $800 million universal shelf registration (the "Registration Statement") that was filed with the Securities and Exchange Commission in December 1999. The proceeds from the $350 Million Senior Notes and the $54 Million MBFC Loan were used to extinguish all outstanding balances owed under the $200 Million Bank Credit Facility and the $350 Million Bank Credit Facility.

         The following table summarizes long-term debt at:

                                                      JUNE 30,      DECEMBER 31,
                                                       2000            1999
                                               --------------------------------
Borrowings under:
     $200 Million Bank Credit Facility                             $   129,000
     $350 Million Bank Credit Facility                                 166,000
     $350 Million Senior Notes                     $   350,000
     $54  Million MBFC Loan                             54,000
                                               --------------------------------
              Total                                    404,000         295,000
Less current maturities of long-term debt
                                                             -         129,000
                                               ---------------------------------
              Long-term debt                       $   404,000     $   166,000
                                               ================================

         At June 30,  2000,  the  Company  had a total of $40 million of standby
letters  of  credit  available  of  which   approximately   $13.3  million  were
outstanding under letter of credit agreements with the banks.

         Bank Credit Facilities

         $200 Million Bank Credit Facility. In July 1998, the Company entered into a $200 Million Bank Credit Facility that included a $50 million working capital facility and a $150 million revolving term loan facility. On March 15, 2000, the Company used $169 million of the proceeds from the issuance of the $350 Million Senior Notes to retire this credit facility in accordance with its agreement with the banks.

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

         This facility is scheduled to expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. In March 2000, the Company used $179 million of the proceeds from the issuance of the $350 Million Senior Notes and $47 million from the $54 Million MBFC Loan to payoff the outstanding balance on this credit facility. No amount was outstanding on this credit facility at June 30, 2000.

         As amended on July 28, 1999, the credit agreement relating to this facility contains a prohibition on distributions on, or purchases or redemptions of, Units of the Limited Partner if any event of default is continuing. In addition, this bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation or sale of assets. The bank credit facility requires that the Company satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250 million, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Company was in compliance with these restrictive covenants at June 30, 2000.

         Senior Notes and MBFC Loan

         $350 Million Senior Notes. On March 13, 2000, the Company completed a public offering of $350 million in principal amount of 8.25% fixed-rate Senior Notes due March 15, 2005 at a price to the public of 99.948% per Senior Note. In the offering, the Company received proceeds, net of underwriting discounts and commissions, of approximately $347.7 million. The proceeds were used to pay the entire $169 million outstanding principal balance on the $200 Million Bank Credit Facility and $179 million of the $226 million outstanding principal balance on the $350 Million Bank Credit Facility.

         The notes are subject to a make-whole redemption right by the Company. They are an unsecured obligation of the Company and rank equally with its existing and future unsecured and unsubordinated indebtedness and senior to any future subordinated indebtedness. The notes are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee and were issued under an indenture containing certain restrictive covenants. These covenants restrict the ability of the Company and the Limited Partner, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions. The Company and the Limited Partner were in compliance with these restrictive covenants at June 30, 2000.

         Settlement was completed on March 15, 2000. The offering of the $350 Million Senior Notes was a takedown under the Company's and Limited Partner's $800 million Registration Statement; therefore, the amount of securities available under the Registration Statement is reduced to $450 million.

         $54 Million MBFC Loan. On March 27, 2000, the Company executed a $54 million loan agreement with the MBFC which was funded by the proceeds from the sale of Revenue Bonds by the MBFC. The Revenue Bonds issued by the MBFC are 10-year bonds with a maturity date of March 1, 2010 and bear a fixed rate interest coupon of 8.70 percent. The Company received proceeds from the sale of the Revenue Bonds, net of underwriting discounts and commissions, of approximately $53.6 million. The proceeds were used to pay the remaining $47 million outstanding principal balance on the $350 Million Bank Credit Facility and for working capital and other general partnership purposes. In general, the proceeds of the Revenue Bonds were used to reimburse the Company for costs it incurred in acquiring and constructing the Pascagoula, Mississippi natural gas processing plant.

         The Revenue Bonds were issued at par and are subject to a make-whole redemption right by the Company. The Revenue Bonds are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee. The loan agreement contains certain covenants including maintaining appropriate levels of insurance on the Pascagoula natural gas processing facility and restrictions regarding mergers. The Company was in compliance with these restrictive covenants at June 30, 2000.

         Interest Rate Swaps. The Company's interest rate exposure results from variable rate borrowings from commercial banks and fixed rate borrowings pursuant to the $350 Million Senior Notes and the $54 Million MBFC Loan. The company manages its exposure to changes in interest rates in its consolidated debt portfolio by utilizing interest rate swaps. An interest rate swap, in general, requires one party to pay a fixed rate on the notional amount while the other party pays a floating rate based on the notional amount.

         In March 2000, after the issuance of the $350 Million Senior Notes and the execution of the $54 Million MBFC Loan, 100% of the Company's consolidated debt were fixed rate obligations. To maintain a balance between variable rate and fixed rate exposure, the Company entered into interest rate swap agreements with a notional amount of $154 million by which the Company receives payments based on a fixed rate and pays an amount based on a floating rate. The Company's consolidated debt portfolio interest rate exposure was 62 percent fixed and 38 percent floating, after considering the effect of the interest rate swap agreements. The notional amount does not represent exposure to credit loss. The Company monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring a credit related loss is remote, and that if incurred, such losses would be immaterial.

         The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $3.2 million for the three months ended June 30, 2000 and $3.5 million for the six months ended June 30, 2000. For further information regarding the interest rate swaps, see Note 8 of the unaudited Notes to the Consolidated Financial Statements.

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

ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which effectively delays the application of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which amends and supercedes various sections of SFAS No. 133. Management is currently studying SFAS No. 133 and its amendments for their possible impact on the consolidated financial statements when they are adopted in January 2001.

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

INTEREST RATE RISK

         Variable rate Debt. At June 30, 2000 and December 31, 1999, the Company had no derivative instruments in place to cover any potential interest rate risk on its variable-rate debt obligations. Variable interest rate debt obligations do expose the Company to possible increases in interest expense and decreases in earnings if interest rates were to rise. The Company's long-term debt associated with the $350 Million Bank Credit Facility is at variable interest rates. No amount was outstanding under this facility during the second quarter of 2000.

         If the weighted average base interest rates selected on the variable-rate long-term debt at December 31, 1999 were to have been 10% higher than the weighted average of the actual base interest rates selected, assuming no changes in weighted average variable debt levels, interest expense would have increased by approximately $1.4 million with a corresponding decrease in earnings before minority interest. No calculation has been made on the variable-rate debt for June 30, 2000 since no amount was outstanding under the $350 Million Bank Credit Facility.

         Fixed rate Debt. In March 2000, the Company entered into interest rate swaps whereby the fixed rate of interest on a portion of the $350 Million Senior Notes and the $54 Million MBFC Loan was effectively swapped for floating rates tied to the six month London Interbank Offering Rate ("LIBOR"). Interest rate swaps are used to manage the Company's exposure to changes in interest rates and to lower overall costs of financing. An interest rate swap, in general, requires one party to pay a fixed rate on the notional amount while the other party pays a floating rate based on the notional amount.

         After the issuance of the $350 Million Senior Notes and the execution of the $54 Million MBFC Loan, 100% of the Company's consolidated debt were fixed rate obligations. To maintain a balance between variable rate and fixed rate exposure, the Company entered into interest rate swap agreements with a notional amount of $154 million by which the Company receives payments based on a fixed rate and pays an amount based on a floating rate. The Company's consolidated debt portfolio interest rate exposure was 62 percent fixed and 38 percent floating, after considering the effect of the interest rate swap agreements. The notional amount does not represent exposure to credit loss. The Company monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring a credit related loss is remote, and that if incurred, such losses would be immaterial.

         The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $3.2 million for the three months ended June 30, 2000 and $3.5 million for the six months ended June 30, 2000. Following is selected information on the Company's portfolio of interest rate swaps at June 30, 2000:


INTEREST RATE SWAP PORTFOLIO AT JUNE 30, 2000 (1) :
(Dollars in millions)
                                                 Early             Fixed /
  Notional                                    Termination         Floating
   Amount            Period Covered             Date (2)          Rate (3)
--------------------------------------------------------------------------------

      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 6.9500%
      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 6.9550%
      $ 54.0 March 2000 - March 2010        March 2003         8.70% / 7.2575%

Notes:
(1) All swaps outstanding at June 30, 2000 were entered into for the purpose of managing the Company's exposure to fluctuations in market interest rates.
(2) In each case, the counterparty has the option to terminate the interest rate swap on the Early Termination Date
(3) In each case, the Company is the floating-price payor. The floating rate was the rate in effect as of June 30, 2000.

         If the six month LIBOR rates on the notional amounts of fixed-rate long-term debt at June 30, 2000 were to have been 10% higher than the six month LIBOR rates actually used in the swap agreements, assuming no changes in weighted average fixed-rate debt levels, interest expense for the three and six months ended June 30, 2000 would have increased by approximately $0.3 million with a corresponding decrease in earnings before minority interest.

         Other. At June 30, 2000 and December 31, 1999, the Company had $86.3 million and $5.2 million invested in cash and cash equivalents, respectively. All cash equivalent investments other than cash are highly liquid, have original maturities of less than three months, and are considered to have insignificant interest rate risk.

COMMODITY PRICE RISK

         The Company is exposed to commodity price risk through its NGL businesses acquired in the TNGL acquisition. In order to effectively manage this risk, the Company may enter into swaps, forwards, commodity futures, options and other derivative commodity instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial instrument. The purpose of these risk management activities is to hedge exposure to price risks associated with natural gas, NGL inventories, commitments and certain anticipated transactions. The table below presents the hypothetical changes in fair values arising from immediate selected potential changes in the quoted market prices of derivative commodity instruments outstanding at December 31, 1999 and June 30, 2000. Gain or loss on these derivative commodity instruments would be offset by a corresponding gain or loss on the hedged commodity positions, which are not included in the table. The fair value of the commodity futures at December 31, 1999 and June 30, 2000 was estimated at $0.5 million payable and $7.7 million receivable, respectively, based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been settled at the balance sheet date. The change in fair value of the commodity futures since December 31, 1999 is primarily due to an increase in volumes hedged, change in composition of commodities hedged and higher natural gas prices. The change in fair value between June 30, 2000 and August 1, 2000 is due to the settlement of the July 2000 contract volumes and changes in the natural gas prices.


(MILLIONS OF DOLLARS)                 NO CHANGE             10% INCREASE                   10% DECREASE
                                      ---------             ------------                   ------------

   IMPACT OF CHANGES IN QUOTED          FAIR            FAIR         INCREASE          FAIR          INCREASE
        MARKET PRICES ON:               VALUE          VALUE        (DECREASE)         VALUE        (DECREASE)
------------------------------------------------------------------------------------------------------------------

Commodity futures
       At December 31, 1999             $    (0.5)      $     1.2       $     1.7      $    (2.2)      $    (1.7)
       At June 30, 2000                 $     7.7       $    12.1       $     4.4      $     3.2      $     (4.5)
       At August 1, 2000                $     0.7       $     5.6       $     4.9      $    (4.2)      $    (4.9)



PART II.    OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The following table shows the Use of Proceeds from the $350 Million Senior Notes offering completed on March 15, 2000. The $350 Million Senior Notes represented a partial takedown of the Company's and the Limited Partner's $800 million Registration Statement filed with the Securities and Exchange Commission in December 1999 (File Nos. 333-93239 and 333-93239-01, effective January 14,
2000); therefore, the amount of securities available under the Registration Statement was reduced to $450 million.

         The title of the registered debt securities was "8.25% Senior Notes Due 2005." The underwriters of the offering were Chase Securities, Inc., Lehman Brothers Inc., Banc One Capital Markets, Inc., FleetBoston Robertson Stephens Inc., First Union Securities, Inc., Scotia Capital (USA) Inc. and SG Cowen Securities Corp.. The 5-year Senior Notes have a maturity date of March 15, 2005 and bear a fixed-rate interest coupon of 8.25%.


                                                                            Amounts
                                                                         (in millions)
                                                                         --------------
Proceeds:
       Sale of $350 Million Senior Notes to public at 99.948% per Note        $    350
       Less underwriting discount of 0.600% per Note                                (2)
                                                                         --------------
           Total Proceeds to Company and Operating Partnership                $    348
                                                                         ==============

Use of Proceeds:
       Retire balance on $200 Million Bank Credit Facility                    $   (169)
       Partial retirement of balance on $350 Million Bank Credit Facility         (179)
                                                                         --------------
           Total uses of funds                                                $   (348)
                                                                         ==============


         See Note 4 of the Notes to Consolidated Financial Statements for a description of the $350 Million Senior Notes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

*1.1 Underwriting Agreement dated March 10, 2000, among Enterprise Products Partners L.P., Enterprise Products Operating L.P., Chase Securities Inc., Lehman Brothers Inc., Banc One Capital Markets, Inc., FleetBoston Robertson Stephens Inc., First Union Securities, Inc., Scotia Capital
         (USA) Inc. and SG Cowen Securities Corp. (Exhibit 1.1 on Form 8-K filed March 10, 2000; File No. 1-14323).

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

*3.5 First Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC dated September 17, 1999. (Exhibit 99.8 on Form 8-K/A-1 filed October 27, 1999; File No. 1-14323).

*3.6 Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P. dated June 9, 2000. (File No. 1-14323).

*4.1 Form of Common Unit certificate (Exhibit 4.1 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 21, 1998).

*4.2 $200 million Credit Agreement among Enterprise Products Operating L.P., the Several Banks from Time to Time Parties Hereto, Den Norske Bank ASA, and Bank of Tokyo-Mitsubishi, Ltd., Houston Agency as
         Co-Arrangers, The Bank of Nova Scotia, as Co-Arranger and as Documentation Agent and The Chase Manhattan Bank as Co-Arranger and as Agent dated as of July 27, 1998 as Amended and Restated as of September 30, 1998. (Exhibit 4.2 on Form 10-K for year ended December 31, 1998, filed March 17, 1999; File No. 1-14323).

*4.3 First Amendment to $200 million Credit Agreement dated July 28, 1999 among Enterprise Products Operating L.P. and the several banks thereto. (Exhibit 99.9 on Form 8-K/A-1 filed October 27, 1999; File No. 1-14323).

*4.4 $350 million Credit Agreement among Enterprise Products Operating L.P., BankBoston, N.A., Societe Generale, Southwest Agency and First Union National Bank, as Co-Arrangers, The Chase Manhattan Bank, as Co-Arranger and as Administrative Agent, The First National Bank of Chicago, as Co-Arranger and as Documentation Agent, The Bank of Nova Scotia, as Co-Arranger and Syndication Agent, and the Several Banks from Time to Time parties hereto with First Union Capital Markets acting as Managing Agent and Chase Securities Inc. acting as Lead Arranger and Book Manager dated July 28, 1999 (Exhibit 99.10 on Form 8-K/A-1 filed October 27, 1999; File No. 1-14323).

*4.5 Unitholder Rights Agreement among Tejas Energy LLC, Tejas Midstream Enterprises, LLC, Enterprise Products Partners L.P., Enterprise
         Products Operating L.P., Enterprise Products Company, Enterprise Products GP, LLC and EPC Partners II, Inc. dated September 17, 1999. (The Company incorporates by reference the above document included in the Schedule 13D filed September 27, 1999 by Tejas Energy LLC; filed as
         Exhibit 99.5 on Form 8-K dated October 4, 1999).

*4.6 Form of Indenture dated as of March 15, 2000, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and First Union National Bank, as Trustee. (Exhibit 4.1 on Form 8-K filed March 10, 2000; File No. 1-14323).

*4.7 Form of Global Note representing all 8.25% Senior Notes Due 2005. (Exhibit 4.2 on Form 8-K filed March 10, 2000; File No. 1-14323).

*4.8 Second Amendment, dated as of January 24, 2000, to $200 Million Credit Agreement dated as of July 27, 1998, as Amended and Restated as of September 30, 1998, among Enterprise Products Operating L.P. and the several banks thereto. (Exhibit 4.3 on Form 8-K filed March 10, 2000; File No. 1-14323).

*4.9 First Amendment, dated as of January 24, 2000, to $350 Million Credit Agreement among Enterprise Products Operating L.P., BankBoston, N.A., Societe Generale, Southwest Agency and First Union National Bank, as Co-Arrangers, The Chase Manhattan Bank, as Co-Arranger and as
         Administrative Agent, BankOne N.A., as Co- Arranger and as Documentation Agent, The Bank of Nova Scotia, as Co-Arranger and as Syndication Agent, and the several Banks from time to time parties thereto, with First Union Capital Markets acting as Managing Agent and Chase Securities Inc. acting as Lead Arranger and Manager dated as of July 28, 1999. (Exhibit 4.4 on Form 8-K filed March 10, 2000; File No. 1-14323).

*4.10 Second Amendment, dated as of March 7, 2000, to $350 Million Credit Agreement among Enterprise Products Operating L.P., BankBoston, N.A., Societe Generale, Southwest Agency and First Union National Bank, as Co-Arrangers, The Chase Manhattan Bank, as Co-Arranger and as
         Administrative Agent, BankOne N.A., as Co- Arranger and as Documentation Agent, The Bank of Nova Scotia, as Co-Arranger and as Syndication Agent, and the several Banks from time to time parties thereto, with First Union Capital Markets acting as Managing Agent and Chase Securities Inc. acting as Lead Arranger and Manager dated as of July 28, 1999. (Exhibit 4.5 on Form 8-K filed March 10, 2000; File No. 1-14323).

*4.11 Guaranty Agreement, dated as of March 7, 2000, by Enterprise Products Partners L.P. in favor of The Chase Manhattan Bank, as Administrative Agent, with respect to the $350 Million Credit Agreement referred to in Exhibits 4.4 and 4.5. (Exhibit 4.6 on Form 8-K filed March 10, 2000; File No. 1-14323).

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

*10.14 Fourth Amendment to Conveyance of Gas Processing Rights between Tejas Natural Gas Liquids, LLC and Shell Oil Company, Shell Exploration & Production Company, Shell Offshore Inc., Shell Deepwater Development Inc., Shell Land & Energy Company and Shell Frontier Oil & Gas Inc. dated August 1, 1999. (Exhibit 10.14 to Form 10-Q filed on November 15, 1999; File No. 1-14323).

*12.1 Computation of ratio of earnings to fixed charges for the year ended December 31, 1999. (Exhibit 12.1 on Form 8-K filed March 10, 2000; File No. 1-14323).

*25.1 Statement of Eligibility and Qualification under the Trust Indenture Act of 1939 on Form T-1 of First Union National Bank. (Exhibit 25.1 on Form 8-K filed March 10, 2000; File No. 1-14323).

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

27.1     Financial Data Schedule

---------------------

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith


         (B) REPORTS ON FORM 8-K
         There were no reports on Form 8-K filed during the quarter.

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


                                            ENTERPRISE PRODUCTS OPERATING L.P.
                                            (A Delaware Limited Partnership)

                                            By: Enterprise Products GP, LLC
                                                as General Partner


Date:   August 11, 2000                         /s/  Michael J. Knesek
                                                --------------------------------
                                                Vice President, Controller and
                                                Principal Accounting Officer