Form 10-Q
period 2000-09-30
ENTERPRISE PRODUCTS OPERATING L P
filed 2000-11-13
CIK 1102995

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                  No.

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

Enterprise Products Operating L.P. Unaudited Consolidated Financial Statements:
         Consolidated Balance Sheets,  September 30, 2000 and December 31, 1999                     1

         Statements of Consolidated Operations
                  for the Three and Nine Months ended September 30, 2000 and 1999                   2

         Statements of Consolidated Cash Flows
                  for the Nine Months ended September 30, 2000 and 1999                             3

         Notes to Unaudited Consolidated Financial Statements                                       4

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations                                                                      15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                29

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                          32

         Signature Page

                         PART 1. FINANCIAL INFORMATION.
                   Item 1. CONSOLIDATED FINANCIAL STATEMENTS.
                       Enterprise Products Operating L.P.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                           September 30,
                                                                                               2000            December 31,
                                        ASSETS                                              (Unaudited)            1999
                                                                                        ----------------------------------------
Current Assets
     Cash and cash equivalents                                                                  $   39,952          $    5,159
     Accounts receivable - trade, net of allowance for doubtful accounts of
        $12,053 at September 30, 2000 and $15,871 at December 31, 1999                             302,766             262,348
     Accounts receivable - affiliates                                                               36,108              53,906
     Inventories                                                                                   138,039              39,907
     Current maturities of participation in notes receivable from
        unconsolidated affiliates                                                                        -               6,519
     Prepaid and other current assets                                                               13,162              14,459
                                                                                        ----------------------------------------
                Total current assets                                                               530,027             382,298
Property, Plant and Equipment, Net                                                                 941,836             767,069
Investments in and Advances to Unconsolidated Affiliates                                           280,206             280,606
Intangible assets, net of accumulated amortization of $4,186 at
     September 30, 2000 and $1,345 at December 31, 1999                                             88,577              61,619
Other Assets                                                                                         4,457               1,120
                                                                                        ----------------------------------------
                Total                                                                           $1,845,103          $1,492,712
                                                                                        ========================================

                           LIABILITIES AND PARTNERS' EQUITY

Current Liabilities
     Current maturities of long-term debt                                                       $   50,000          $  129,000
     Accounts payable - trade                                                                      107,356              69,294
     Accounts payable - affiliate                                                                   34,035              64,780
     Accrued gas payables                                                                          278,651             233,360
     Accrued expenses                                                                               10,727              16,148
     Other current liabilities                                                                      30,929              18,176
                                                                                        ----------------------------------------
                Total current liabilities                                                          511,698             530,758
Long-Term Debt                                                                                     404,000             166,000
Other Long-Term liabilities                                                                          7,094                 296
Minority Interest                                                                                    1,120               1,032
Commitments and Contingencies
Partners' Equity
     Limited Partner                                                                               916,565             791,279
     General Partner                                                                                 9,353               8,074
     Parent's Units acquired by Trust                                                               (4,727)             (4,727)
                                                                                        ----------------------------------------
                Total Partners' Equity                                                             921,191             794,626
                                                                                        ----------------------------------------
                Total                                                                           $1,845,103          $1,492,712
                                                                                        ========================================

            See Notes to Unaudited Consolidated Financial Statements

                       Enterprise Products Operating L.P.
                      Statements of Consolidated Operations
                                   (Unaudited)
                 (Amounts in thousands, except per Unit amounts)

                                                                    Three Months                          Nine Months
                                                                 Ended September 30,                  Ended September 30,

                                                                2000             1999                2000             1999
                                                          ----------------------------------   ----------------------------------
REVENUES
Revenues from consolidated operations                           $  717,113       $  441,880         $ 2,056,307       $  763,793
Equity income in unconsolidated affiliates                           4,750            3,148              23,290            7,591
                                                          ----------------------------------   ----------------------------------
         Total                                                     721,863          445,028           2,079,597          771,384
                                                          ----------------------------------   ----------------------------------
COST AND EXPENSES
Operating costs and expenses                                       659,021          401,758           1,878,233          688,977
Selling, general and administrative                                  6,978            3,200              20,020            9,200
                                                          ----------------------------------   ----------------------------------
         Total                                                     665,999          404,958           1,898,253          698,177
                                                          ----------------------------------   ----------------------------------
OPERATING INCOME                                                    55,864           40,070             181,344           73,207
OTHER INCOME (EXPENSE)
Interest expense                                                    (7,486)          (4,515)            (23,330)          (8,907)
Interest income (expense) from unconsolidated affiliates              (122)             407                  80            1,096
Dividend income from unconsolidated affiliates                       2,241                -               6,236                -
Interest income - other                                                458              682               3,431            1,114
Other, net                                                             (71)              72                (496)             117
                                                          ----------------------------------   ----------------------------------
          Other income  (expense)                                   (4,980)          (3,354)            (14,079)          (6,580)
                                                          ----------------------------------   ----------------------------------
INCOME BEFORE MINORITY INTEREST                                     50,884           36,716             167,265           66,627
MINORITY INTEREST                                                      (18)             (21)                (88)             (72)
                                                          ----------------------------------   ----------------------------------
NET INCOME                                                      $   50,866       $   36,695         $   167,177       $   66,555
                                                          ==================================   ==================================

            See Notes to Unaudited Consolidated Financial Statements

                        Enterprise Products Operating L.P
                      Statements of Consolidated Cash Flows
                             (Dollars in Thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,

                                                                                2000               1999
                                                                          -------------------------------------
OPERATING ACTIVITIES
Net income                                                                       $  167,177         $   66,555
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                                  27,952             17,280
      Equity in income of unconsolidated affiliates                                 (23,290)            (7,591)
      Distributions received from unconsolidated affiliates                          25,997              4,607
      Leases paid by EPCO                                                             7,984              7,998
      Minority interest                                                                  88                 71
      Loss on sale of assets                                                          2,276                122
      Net effect of changes in operating accounts                                   (32,130)           (34,246)
                                                                          -------------------------------------
Operating activities cash flows                                                     176,054             54,796
                                                                          -------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                               (200,157)           (10,603)
Proceeds from sale of assets                                                             85                  8
Business acquisitions, net of cash acquired                                               -           (208,095)
Collection of notes receivable from unconsolidated affiliates                         6,519             16,719
Investments in and advances to unconsolidated affiliates                             (2,307)           (58,460)
                                                                          -------------------------------------
Investing activities cash flows                                                    (195,860)          (260,431)
                                                                           -------------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                           514,000            350,000
Long-term debt repayments                                                          (355,000)           (59,923)
Cash contributions from minority interest                                                 -                  7
Parent's Units acquired by consolidated Trust                                             -             (4,727)
Cash distributions to minority interest                                                   -                (99)
Cash distributions to partners                                                     (104,401)           (82,150)
                                                                          -------------------------------------
Financing activities cash flows                                                      54,599            203,108
                                                                          -------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              34,793             (2,527)
CASH AND CASH EQUIVALENTS, JANUARY 1                                                  5,159             24,103
                                                                          -------------------------------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                          $   39,952         $   21,576
                                                                          =====================================

            See Notes to Unaudited Consolidated Financial Statements

                       Enterprise Products Operating L.P.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1.   GENERAL

In the opinion of Enterprise Products Operating L.P. (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2000, consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999 and consolidated cash flows for the nine month periods ended September 30, 2000 and 1999. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Special Financial Report pursuant to Section 15(d)(2) on Form 10-K (File No. 333-93239-01) for the year ended December 31, 1999. In addition, these unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company's Parent, Enterprise Products Partners L.P. (File No. 1-14323) for the year ended December 31, 1999.

The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior years' financial statements to conform to the presentation of the current period financial statements.

Dollar amounts presented in the tabulations within the notes to the consolidated financial statements are stated in thousands of dollars, unless otherwise indicated.

2.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

At September 30, 2000, the Company's significant unconsolidated affiliates accounted for by the equity method included the following:

Belvieu Environmental Fuels ("BEF") - a 33.33% economic interest in a Methyl Tertiary Butyl Ether ("MTBE") production facility located in southeast Texas.

Baton Rouge Fractionators LLC ("BRF") - an approximate 32.25% economic interest in a natural gas liquid ("NGL") fractionation facility located in southeastern Louisiana.

Baton Rouge Propylene Concentrator, LLC ("BRPC") - a 30.0% economic interest in a propylene concentration unit located in southeastern Louisiana that became operational in July 2000.

EPIK Terminalling L.P. and EPIK Gas Liquids, LLC (collectively, "EPIK") - a 50% aggregate economic interest in a refrigerated NGL marine terminal loading facility located in southeast Texas.

Wilprise Pipeline Company, LLC ("Wilprise") - a 37.35% economic interest in a NGL pipeline system located in southeastern Louisiana.

Tri-States NGL Pipeline LLC ("Tri-States") - an aggregate 33.33% economic interest in a NGL pipeline system located in Louisiana, Mississippi, and Alabama.

Belle Rose NGL Pipeline LLC ("Belle Rose") - a 41.7% economic interest in a NGL pipeline system located in south Louisiana.

K/D/S Promix LLC ("Promix") - a 33.33% economic interest in a NGL fractionation facility and related storage facilities located in south Louisiana. The Company's investment includes excess cost over the underlying equity in the net assets of Promix of $7.5 million at September 30, 2000 which is being amortized using the straight-line method over a period of 20 years. For the three and nine months ended September 30, 2000, the Company recorded amortization expense associated with this excess cost of $0.1 million and $0.3 million, respectively, which is reflected in the equity earnings from Promix. For the third quarter of 1999, such amortization was $0.2 million.

The Company's investments in and advances to unconsolidated affiliates also includes Venice Energy Services Company, LLC ("VESCO") and Dixie Pipeline Company ("Dixie"). The VESCO investment consists of a 13.1% economic interest in a LLC owning a natural gas processing plant, fractionation facilities, storage, and gas gathering pipelines in Louisiana. At September 30, 2000, the Dixie investment consisted of an 11.5% interest in a corporation owning a 1,301-mile propane pipeline and associated facilities extending from Mont Belvieu, Texas to North Carolina. On October 6, 2000, the Company purchased an additional 8.4% economic interest in Dixie from Conoco Pipe Line Company for $19.4 million (see
Note 11). The Company's ownership interest in Dixie now stands at 19.9%. Through September 30, 2000, these investments were accounted for using the cost method.

During the third quarter of 1999, the Company acquired the remaining interest in Mont Belvieu Associates, 51%, ("MBA") and Entell NGL Services, LLC, 50%, ("Entell"). Accordingly, after the acquisition of the remaining interests, MBA terminated and Entell became a wholly owned subsidiary of the Company and is included as a consolidated entity from that point forward.

The following table shows investments in and advances to unconsolidated affiliates at:

                                        September 30,       December 31,
                                            2000                1999
                                     ---------------------------------------
Accounted for on equity basis:
    BEF                                      $   61,989          $   63,004
    Promix                                       49,981              50,496
    BRF                                          29,673              36,789
    Tri-States                                   27,697              28,887
    EPIK                                         17,662              15,258
    Belle Rose                                   11,655              12,064
    BRPC                                         19,344              11,825
    Wilprise                                      9,160               9,283
Accounted for  on cost basis:
    VESCO                                        33,000              33,000
    Dixie                                        20,045              20,000
                                     ---------------------------------------
Total                                       $   280,206         $   280,606
                                     =======================================

The following table shows equity in income (loss) of unconsolidated affiliates for the three and nine month periods ended September 30, 2000 and 1999:

                                     For Three Months Ended                  For Nine Months Ended
                                         September 30,                           September 30,
                                      2000              1999                 2000               1999
                          -------------------------------------   -------------------------------------
BEF                                $  2,190         $   2,519           $   13,002          $   4,756
MBA                                       -                72                    -              1,256
BRF                                     434              (258)               1,171              (544)
BRPC                                    134                 4                  115                  4
EPIK                                   (124)               59                1,846                236
Wilprise                                135              (130)                 297              (130)
Tri-States                              694               472                2,215                472
Promix                                1,170               (93)               4,378               (93)
Belle Rose                              117               245                  266                245
Other                                     -               258                    -              1,389
                          -------------------------------------   -------------------------------------
Total                             $   4,750         $   3,148           $   23,290          $   7,591
                          =====================================   =====================================

The following table presents summarized income statement information for the unconsolidated subsidiaries accounted for by the equity method:

                              For the Three Months ended                            For the Nine Months ended
                                  September 30, 2000                                    September 30, 2000
                  ---------------------------------------------------   ---------------------------------------------------
                                      Operating           Net                               Operating           Net
                      Revenues          Income           Income             Revenues          Income           Income
                  ---------------------------------------------------   ---------------------------------------------------
BEF                      $  77,330        $   6,201        $   6,570           $ 214,761        $  38,575        $  39,007
EPIK                         1,856             (290)            (249)             14,789            3,561            3,699
BRF                          4,775            1,282            1,347              13,989            3,504            3,631
BRPC                         2,333              398              477               2,333              211              383
Wilprise                       727              398              406               2,149              867              891
Tri-States                   3,430            2,059            2,088              10,677            6,530            6,650
Promix                      12,242            3,959            4,019              36,968           14,057           14,274
Belle Rose                     536              279              279               1,802              645              645
                  ---------------------------------------------------   ---------------------------------------------------
Total                    $ 103,229        $  14,286        $  14,937           $ 297,468        $  67,950        $  69,180
                  ===================================================   ===================================================

                              For the Three Months ended                            For the Nine Months ended
                                  September 30, 1999                                    September 30, 1999
                  ---------------------------------------------------   ---------------------------------------------------
                                      Operating           Net                               Operating           Net
                      Revenues          Income           Income             Revenues          Income           Income
                  ---------------------------------------------------   ---------------------------------------------------
BEF                      $  47,885        $   7,067        $   7,556           $ 128,516        $  19,476        $  14,269
EPIK                         2,520              253              264               5,954              733              751
BRF                          2,317             (512)            (827)              2,317             (579)          (1,741)
BRPC                             -                -               13                   -                -               13
Wilprise                       291            (399)             (390)                291             (399)            (390)
Tri-States                   4,611            1,377            1,417               4,611            1,377            1,417
Promix                       7,990            1,715              354               7,990            1,715              354
Belle Rose                     639              566              566               1,138              551              590
MBA                              -                -              147              12,329            2,731            2,563
Other                          910              516              516               4,842            2,778            2,778
                  ---------------------------------------------------   ---------------------------------------------------
Total                    $  67,163        $  10,583        $   9,616           $ 167,988        $  28,383        $  20,604
                  ===================================================   ===================================================

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

In light of these developments, the Company is formulating a contingency plan for use of the BEF facility if MTBE were banned or significantly curtailed. Management is exploring a possible conversion of the BEF facility from MTBE production to alkylate production. At present the forecasted cost of this conversion would be in the $20 million to $25 million range, with the Company's share being $6.7 million to $8.3 million.

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

In addition to the Special Units, Shell may be granted 6.0 million non-distribution bearing, convertible Contingency Units of the Limited Partner provided that certain performance criteria are met in calendar years 2000 and 2001. Under the terms of an agreement with Shell, the Limited Partner will issue
3.0 million Contingency Units in 2000 and an additional 3.0 million Contingency Units in 2001 provided the performance tests are successfully completed. On June 28, 2000, Shell met the performance criteria outlined for calendar year 2000 and in accordance with its contingent Unit agreement with Shell, the Limited Partner issued the 3.0 million Contingency Units (deemed "Special Units" once they are issued) on August 1, 2000.

The value of these new Special Units is $55.2 million using present value techniques. In August 2000, the TNGL acquisition purchase price and the value of the Shell Processing Agreement were increased by the $55.2 million value of the Units. If the remainder of the Contingency Units are issued in 2001 (or at such later date as agreed to by the parties), the purchase price and value of the Shell Processing Agreement will be adjusted accordingly. The value of the Shell Processing Agreement (classified as an Intangible Asset on the balance sheet) was $80.2 million at September 30, 2000 and $54.0 million at December 31, 1999. The value has been adjusted for the new Special Units issued to Shell (as noted previously), finalization of purchase accounting adjustments and related amortization.

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

Pro Forma effect of Acquisitions

The following table presents unaudited pro forma information for the three and nine months ended September 30, 1999 as if the acquisition of TNGL from Shell and the Mont Belvieu NGL fractionation facility from Kinder Morgan and EPCO had been made as of January 1, 1999:

                                     Three Months         Nine Months
                                        Ended                Ended
                                    September 30,        September 30,
                                         1999                 1999
                                  -------------------  -------------------
Revenues                              $  506,944          $ 1,151,444
                                  ===================  ===================
Net income                            $   41,067          $    81,607
                                  ===================  ===================
Allocation of net income to
      Limited partners                $   40,652          $    80,783
                                  ===================  ===================
      General Partner                 $      415          $       824
                                  ===================  ===================


4.   LONG-TERM DEBT

General. Long-term debt at September 30, 2000 was comprised of $350 million in 5-year public Senior Notes (the "$350 Million Senior Notes") issued by the Company and a 10-year $54 million loan agreement with the Mississippi Business Finance Corporation ("MBFC" and the "$54 Million MBFC Loan") and $50 million outstanding under the $350 Million Bank Credit Facility. The issuance of the $350 Million Senior Notes represented a partial takedown of the $800 million universal shelf registration (the "Registration Statement") that was filed with the Securities and Exchange Commission in December 1999. The proceeds from the $350 Million Senior Notes and the $54 Million MBFC Loan were used to extinguish all outstanding balances owed under the $200 Million Bank Credit Facility and the $350 Million Bank Credit Facility at the time of the offerings.

The following table summarizes long-term debt at:

                                            September 30,       December 31,
                                                2000                1999
                                           -------------------------------------
Borrowings under:
     $200 Million Bank Credit Facility                              $   129,000
     $350 Million Bank Credit Facility            $   50,000            166,000
     $350 Million Senior Notes                       350,000
     $54 Million MBFC Loan                            54,000

                                           -------------------------------------
            Total                                    454,000            295,000
Less current maturities of long-term debt             50,000            129,000
                                           -------------------------------------
            Long-term debt                       $   404,000        $   166,000
                                           =====================================

At September 30, 2000, the Company had a total of $40 million of standby letters of credit available of which approximately $13.3 million were outstanding under letter of credit agreements with the banks.

$200 Million Bank Credit Facility. In July 1998, the Company entered into a $200 million bank credit facility that included a $50 million working capital facility and a $150 million revolving credit facility. On March 15, 2000, the Company used $169 million of the proceeds from the issuance of the $350 Million Senior Notes to retire this credit facility in accordance with its agreement with the banks.

$350 Million Bank Credit Facility. In July 1999, the Company entered into a $350 Million Bank Credit Facility that includes a $50 million working capital facility and a $300 million revolving credit facility. The $300 million revolving credit facility includes a sublimit of $40 million for letters of credit. Borrowings under the $350 Million Bank Credit Facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. The Company elects the basis for the interest rate at the time of each borrowing.

This facility is scheduled to expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. In March 2000, the Company used $179 million of the proceeds from the issuance of the $350 Million Senior Notes and $47 million from the $54 Million MBFC Loan to payoff the outstanding balance on this credit facility. Due to borrowings in the third quarter for investment and working capital purposes, $50 million was outstanding under this facility at September 30, 2000.

The credit agreement relating to this facility contains a prohibition on distributions to or purchases of Units of the Limited Partner if any event of default is continuing. In addition, this bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation or sale of assets. The credit agreement generally prohibits redemptions of Units of the Limited Partner except for those transactions related to the 1,000,000 Unit Buy-back Program announced in July 2000. In August 2000, the lenders and Company executed a waiver allowing for this program. The bank credit facility requires that the Company satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250 million, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Company was in compliance with these restrictive covenants at September 30, 2000.

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

The $350 Million Senior Notes are subject to a make-whole redemption right by the Company. The notes are an unsecured obligation of the Company and rank equally with its existing and future unsecured and unsubordinated indebtedness and senior to any future subordinated indebtedness. The notes are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee and were issued under an indenture containing certain restrictive covenants. These covenants restrict the ability of the Company and the Limited Partner, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions. The Company and the Limited Partner were in compliance with the restrictive covenants at September 30, 2000.

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

The Bonds were issued at par and are subject to a make-whole redemption right by the Company. The Bonds are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee. The loan agreement contains certain covenants including maintaining appropriate levels of insurance on the Pascagoula natural gas processing facility and restrictions regarding mergers. The Company was in compliance with the restrictive covenants at September 30, 2000.

5.       CAPITAL STRUCTURE AND DISTRIBUTIONS

The Limited Partner owns 98.9899% of the Company with the General Partner owning the remaining 1.0101%. For purposes of maintaining partner capital accounts, the partnership agreement generally specifies that items of income or loss shall be allocated among the partners in accordance with their respective ownership percentages. Net losses are first allocated to the partners in accordance with their respective percentages to the extent that the allocations do not cause the Limited Partner to have a deficit balance in its capital account. Any net loss not allocated to the Limited Partner is allocated to the General Partner. Normal allocations of net income according to percentage interests are done only, however, after giving effect to any priority income allocations to the General Partner in an amount equal to any aggregate net losses incurred by the General Partner for all previous years. For the three and nine months ended September 30, 2000 and year ended December 31, 1999, the allocation of earnings was based solely on the respective ownership interests of the partners with no priority income allocations being necessary.

The partnership agreement requires the Company to distribute 100% of the "Available Cash" (as defined in the partnership agreements) to the partners within 45 days following the end of each calendar quarter in accordance with their respective ownership interests. Available Cash consists generally of all cash receipts of the Company, less all of its cash disbursements, net of changes in reserves. The Company's cash distributions to its partners were $104.4 million and $82.2 million for the nine months ended September 30, 2000 and 1999, respectively.

Limited Partner Units Acquired by Trust. During the first quarter of 1999, the Company established a revocable grantor trust (the "Trust") to fund future liabilities of a long-term incentive plan. At September 30, 2000, the Trust had purchased a total of 267,200 Common Units of the Limited Partner (the "Trust Units") which are accounted for in a manner similar to treasury stock under the cost method of accounting. The Trust Units receive dividends from the Limited Partner.

6.   SUPPLEMENTAL CASH FLOW DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                      Nine Months Ended
                                                        September 30,

                                                    2000              1999
                                            ----------------------------------
(Increase) decrease in:
      Accounts receivable                       $  (17,194)       $  (48,448)
      Inventories                                  (66,270)          (64,992)
      Prepaid and other current assets               1,297            (4,647)
      Intangible assets                             (4,805)                -
      Other assets                                  (5,419)           (1,757)
Increase (decrease) in:
      Accounts payable                               7,109            43,944
      Accrued gas payable                           47,517            61,474
      Accrued expenses                              (6,721)            1,236
      Other current liabilities                     12,753           (21,595)
      Other liabilities                               (397)              539
                                            ----------------------------------
Net effect of changes in operating accounts     $  (32,130)       $  (34,246)
                                            ==================================

Capital expenditures for the first nine months of 2000 were $200.2 million compared to $10.6 million for the same period in 1999. Capital expenditures in 2000 included $99.6 million for the purchase of the Lou-Tex Propylene Pipeline and related assets, $71.5 million in construction costs for the Lou-Tex NGL Pipeline and $4.1 million in construction costs for the Neptune gas processing facility.

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

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 " Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101 effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of SAB 101 will not have a material effect on its results of operations.

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

Interest Rate Swaps. The Company's interest rate exposure results from variable-rate borrowings from commercial banks and fixed-rate borrowings pursuant to the $350 Million Senior Notes and the $54 Million MBFC Loan. The company manages its exposure to changes in interest rates in its consolidated debt portfolio by utilizing interest rate swaps. An interest rate swap, in general, requires one party to pay a fixed-rate on the notional amount while the other party pays a floating-rate based on the notional amount.

In March 2000, after the issuance of the $350 Million Senior Notes and the execution of the $54 Million MBFC Loan, 100% of the Company's consolidated debt were fixed-rate obligations. To maintain a balance between variable-rate and fixed-rate exposure, the Company entered into interest rate swap agreements with a notional amount of $154 million by which the Company receives payments based on a fixed-rate and pays an amount based on a floating-rate. At September 30, 2000, the Company's consolidated debt portfolio interest rate exposure was 55 percent fixed and 45 percent floating, after considering the effect of the interest rate swap agreements. The notional amount does not represent exposure to credit loss. The Company monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring a credit related loss is remote, and that if incurred, such losses would be immaterial.

The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $0.4 million and $0.9 million for the three and nine months ended September 30, 2000, respectively. Following is selected information on the Company's portfolio of interest rate swaps at September 30, 2000:

Interest Rate Swap Portfolio at September 30, 2000 (1) :
(Dollars in millions)
                                              Early             Fixed /
        Notional                            Termination         Floating
        Amount       Period Covered           Date (2)          Rate (3)
--------------------------------------------------------------------------------

      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 7.3100%
      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 7.3150%
      $ 54.0 March 2000 - March 2010        March 2003         8.70% / 7.6575%

Notes:
(1) All swaps outstanding at September 30, 2000 were entered into for the purpose of managing the Company's exposure to fluctuations in market interest rates.
(2) In each case, the counterparty has the option to terminate the interest rate swap on the Early Termination Date
(3) In each case, the Company is the floating-rate payor. The floating rate was the rate in effect as of September 30, 2000.

9.  SEGMENT INFORMATION

The Company has five reportable operating segments: Fractionation, Pipeline, Processing, Octane Enhancement and Other. Fractionation includes NGL fractionation, butane isomerization (converting normal butane into high purity isobutane) and polymer grade propylene fractionation services. Pipeline consists of pipeline, storage and import/export terminal services. Processing includes the natural gas processing business and its related NGL merchant activities. Octane Enhancement represents the Company's 33.33% ownership interest in a facility that produces motor gasoline additives to enhance octane (currently producing MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.

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

The management of the Company evaluates segment performance on the basis of gross operating margin. Gross operating margin reported for each segment represents operating income before depreciation and amortization, lease expense obligations retained by EPCO, gains and losses on the sale of assets and general and administrative expenses. In addition, segment gross operating margin is exclusive of interest expense, interest income (from unconsolidated affiliates or others), dividend income from unconsolidated affiliates, minority interest, extraordinary charges and other income and expense transactions. The Company's equity earnings from unconsolidated affiliates are included in segment gross operating margin.

Consolidated property, plant and equipment and investments in and advances to unconsolidated affiliates are allocated to each segment on the basis of each asset's or investment's principal operations. The principal reconciling item between consolidated property, plant and equipment and segment property, plant and equipment is construction-in-progress. Segment property, plant and equipment represents those facilities and projects that contribute to gross operating margin. Since assets under construction do not generally contribute to segment gross operating margin, these assets are not included in the operating segment totals until they are deemed operational.

Segment gross operating margin is inclusive of intersegment revenues. These revenues have been eliminated from the consolidated totals.

Information  by  operating  segment,   together  with   reconciliations  to  the
consolidated totals, is presented in the following table:

                                                                Operating Segments                        Adjustments
                                         -----------------------------------------------------------------
                                                                                   Octane                     and      Consolidated
                                         Fractionation Pipelines    Processing  Enhancement     Other     Eliminations    Totals
                                         -------------------------------------------------------------------------------------------
Revenues from
   external customers
   Three months ended September 30, 2000   $  120,227   $   (1,864)   $ 605,875    $   2,191     $    793   $  (5,359)   $  721,863
   Three months ended September 30, 1999       56,278        6,059      387,218        2,519            -      (7,046)      445,028
   Nine months ended September 30, 2000       322,793       25,998    1,730,976       13,003        2,059     (15,232)    2,079,597
   Nine months ended September 30, 1999       174,427       14,160      610,729        4,756            -     (32,688)      771,384

Intersegment revenues
   Three months ended September 30, 2000       46,538       12,083      165,761            -           93    (224,475)            -
   Three months ended September 30, 1999       49,353        9,815       62,299            -          123    (121,590)            -
   Nine months ended September 30, 2000       129,266       40,108      447,646            -          282    (617,302)            -
   Nine months ended September 30, 1999        86,713       27,126       62,336                       327    (176,502)

Total revenues

   Three months ended September 30, 2000      166,765       10,219      771,636        2,191          886    (229,834)      721,863
   Three months ended September 30, 1999      105,631       15,874      449,517        2,519          123    (128,636)      445,028
   Nine months ended September 30, 2000       452,059       66,106    2,178,622       13,003        2,341    (632,534)    2,079,597
   Nine months ended September 30, 1999       261,140       41,286      673,065        4,756          327    (209,190)      771,384

Gross operating margin
   by segment
   Three months ended September 30, 2000       32,510       10,292       29,083        2,190          429           -        74,504
   Three months ended September 30, 1999       36,142        6,985        7,110        2,519          170           -        52,926
   Nine months ended September 30, 2000        96,432       39,120       87,123       13,002        1,854           -       237,531
   Nine months ended September 30, 1999        78,955       15,836        6,677        4,756          651           -       106,875

Property, plant and equipment
   At September 30, 2000                      358,802      356,307      127,001            -        1,062      98,664       941,836
   At December 31, 1999                       362,198      249,453      122,495            -          113      32,810       767,069

Investments in and advances
   to unconsolidated affiliates
   At September 30, 2000                       98,998       86,219       33,000       61,989            -           -       280,206
   At December 31, 1999                        99,110       85,492       33,000       63,004            -           -       280,606

Pipeline revenues for the three months ended September 30, 2000 include the impact of a $9.8 million intercompany elimination between revenues and operating costs and expenses (attributable to the second quarter of 2000). Since the decrease in revenues is offset by an equal decrease in operating costs and expenses, there was no impact on gross operating margin as a result of the reclassification.

A reconciliation of segment gross operating margin to consolidated income before minority interest follows:

                                                                 For Three Months Ended         For Nine Months Ended
                                                                     September 30,                  September 30,
                                                              -----------------------------  -----------------------------
                                                                     2000           1999             2000          1999
                                                              -----------------------------  -----------------------------
Total segment gross operating margin                               $ 74,504       $ 52,926         $237,531      $106,875
     Depreciation and amortization                                   (9,029)        (7,012)         (25,907)      (16,368)
     Retained lease expense, net                                     (2,660)        (2,645)          (7,984)       (7,977)
     Loss on sale of assets                                              27              1           (2,276)         (123)
     Selling, general and administrative                             (6,978)        (3,200)         (20,020)       (9,200)
                                                              -----------------------------  -----------------------------
Consolidated operating income                                        55,864         40,070          181,344        73,207
     Interest expense                                                (7,486)        (4,515)         (23,330)       (8,907)
     Interest income (expense) from unconsolidated affiliates          (122)           407               80         1,096
     Dividend income from unconsolidated affiliates                   2,241              -            6,236             -
     Interest income - other                                            458            682            3,431         1,114
     Other, net                                                         (71)            72            ( 496)          117
                                                              -----------------------------  -----------------------------
Consolidated income before minority interest                       $ 50,884       $ 36,716         $167,265      $ 66,627
                                                              =============================  =============================


11.      SUBSEQUENT EVENTS

On September 25, 2000, the Company announced that it has executed a definitive agreement to purchase Acadian Gas, LLC ("Acadian") from Coral Energy, LLC, an affiliate of Shell Oil Company, for $226 million in cash, inclusive of working capital. The acquisition of Acadian integrates natural gas pipeline systems in South Louisiana with the Company's Gulf Coast natural gas processing and NGL fractionation, pipeline and storage system. Acadian's assets are comprised of the 438-mile Acadian, 577-mile Cypress and 27-mile Evangeline natural gas pipeline systems, which together have over one billion cubic feet ("Bcf") per day of capacity. These natural gas pipeline systems are wholly-owned by Acadian with the exception of the Evangeline system in which Acadian holds an approximate 49.5% economic interest. The system includes a leased natural gas storage facility at Napoleonville, Louisiana with 3.4 Bcf of capacity. Completion of this transaction is subject to certain conditions, including regulatory approvals. The purchase is expected to be completed in the fourth quarter of 2000.

On October 6, 2000, the Company announced that a subsidiary had purchased an additional 3,521 shares of common stock of Dixie from Conoco Pipe Line Company for approximately $19.4 million. The purchase brings the Company's economic interest in Dixie to 19.9%.

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

            For the Interim Periods ended September 30, 2000 and 1999

         The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Enterprise Products Operating L.P. (the "Company") included elsewhere herein. All references herein to "Shell", unless the context indicates otherwise, shall refer collectively to Shell Oil Company, its subsidiaries and affiliates.

Uncertainty of Forward-Looking Statements and Information

         MD&A contains various forward-looking statements and information that are based on the belief of the Company and the General Partner, as well as assumptions made by and information currently available to the Company and the General Partner. When used in this document, words such as "anticipate," "estimate," "project," "expect," "plan," "forecast," "intend," "could," "believe," and "may," and similar expressions and statements regarding the plans and objectives of the Company for future operations, are intended to identify forward-looking statements. Although the Company and the General Partner believe that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties, and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected, or expected.

          Among the key risk factors that may have a direct bearing on the Company's results of operations and financial condition are: (a) competitive practices in the industries in which the Company competes, (b) fluctuations in oil, natural gas, and NGL product prices and production due to weather and other concerns, (c) operational and systems risks, (d) environmental liabilities that are not covered by indemnity or insurance, (e) the impact of current and future laws and governmental regulations (including environmental regulations) affecting the NGL industry in general, and the Company's operations in particular, (f) loss of a significant customer, and (g) failure to complete one or more new projects on time or within budget.

         In addition, the Company's expectations regarding its future capital expenditures as described in "Liquidity and Capital Resources" are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph, these forecasts may be substantially different from actual results, which are affected by the following major factors: (a) the accuracy of the Company's estimates regarding its spending requirements, (b) the occurrence of any unanticipated acquisition opportunities, (c) the need to replace any unanticipated losses in capital assets, (d) changes in the strategic direction of the Company and (e) unanticipated legal, regulatory and contractual impediments with regards to its construction projects.

Company Overview

         The Company is a leading integrated North American provider of natural gas processing and natural gas liquids ("NGL" or "NGLs") fractionation, transportation and storage services to producers of NGLs and consumers of NGL products. The Company was formed on April 9, 1998 as a Delaware limited partnership to acquire, own and operate the natural gas liquids ("NGL") processing and distribution assets of Enterprise Products Company ("EPCO"). The Company's limited partner, Enterprise Products Partners L.P. (the "Limited Partner"), owns 98.9899% of the Company. Enterprise Products GP, LLC (the "General Partner") is the general partner and owns 1.0101% of the Company. Both the Limited Partner and the General Partner are subsidiaries of EPCO. The principal executive office of the Company is located at 2727 North Loop West, Houston, Texas, 77008-1038, and the telephone number of that office is 713-880-6500.

         The Company (i) processes natural gas into a merchantable and transportable form of energy that meets industry quality specifications by removing NGLs and impurities; (ii) fractionates for a processing fee mixed NGLs produced as by-products of oil and natural gas production into their component products: ethane, propane, isobutane, normal butane and natural gasoline; (iii) converts normal butane to isobutane through the process of isomerization; (iv) produces MTBE from isobutane and methanol; and (v) transports NGL products to end users by pipeline and railcar. The Company also separates high purity propylene from refinery-sourced propane/propylene mix and transports high purity propylene to plastics manufacturers by pipeline. Products processed by the Company generally are used as feedstocks in petrochemical manufacturing, in the production of motor gasoline and as fuel for residential and commercial heating.

         The Company's NGL operations are concentrated in the Texas, Louisiana, and Mississippi Gulf Coast area. A large portion is concentrated in Mont Belvieu, Texas, which is the hub of the domestic NGL industry and is adjacent to the largest concentration of refineries and petrochemical plants in the United States. The facilities the Company operates at Mont Belvieu include: (a) one of the largest NGL fractionation facilities in the United States with an average gross production capacity of 210 thousand barrels per day ("MBPD"); (b) the largest butane isomerization complex in the United States with an average isobutane production capacity of 116 MBPD; (c) a MTBE production facility with an average gross production capacity of 15 MBPD; and (d) two propylene fractionation units with an average combined production capacity of 31 MBPD. The Company owns all of the assets at its Mont Belvieu facility except for the NGL fractionation facility, in which it owns an effective 62.5% economic interest; one of the propylene fractionation units, in which it owns a 54.6% interest and controls the remaining interest through a long-term lease; the MTBE production facility, in which it owns a 33.33% interest; and one of its three isomerization units and one deisobutanizer which are held under long-term leases with purchase options.

          The Company's operations in Louisiana and Mississippi include varying interests in eleven natural gas processing plants with a combined capacity of
11.0 billion cubic feet per day ("Bcfd") and net capacity of 3.1 Bcfd, five NGL fractionation facilities with a combined gross capacity of 341 MBPD and net capacity of 151 MBPD and a propylene fractionation facility with a gross capacity of 22.5 MBPD and net capacity of 6.8 MBPD. In addition, the Company owns and operates a NGL fractionation facility in Petal, Mississippi with an average production capacity of 7 MBPD.

         The Company owns, operates or has an interest in approximately 65.0 million barrels of gross storage capacity (44.3 million barrels of net capacity) in Texas, Louisiana and Mississippi that are an integral part of its processing operations. The Company also leases and operates one of only two commercial NGL import/export terminals on the Gulf Coast. In addition, the Company has operating and non-operating ownership interests in over 2,900 miles of NGL pipelines along the Gulf Coast (including the 206-mile Lou-Tex NGL Pipeline currently under construction and expected in service during the fourth quarter of 2000).

         The Company's operating margins are derived from services provided to its tolling customers and from merchant activities. In the Company's toll processing operations, it does not take title to the product and is simply paid a fee based on volumes processed, transported, stored or handled. The Company's profitability from toll processing operations depends primarily on the volumes of natural gas, NGLs and refinery-sourced propane/propylene mix processed and transported and the level of associated fees charged to its customers. In the Company's isomerization merchant activities and to a certain extent its propylene fractionation business, it takes title to feedstock products and sells processed end products. The Company's profitability from these merchant activities is dependent on the prices of feedstocks and end products, which may vary on a seasonal basis. In the Company's propylene fractionation business and isomerization business, the Company generally attempts to match the timing and price of its feedstock purchases with those of the sales of end products so as to reduce exposure to fluctuations in commodity prices. The Company's operating margins from its natural gas processing business are generally derived from the margins earned on the sale of purity NGL products extracted from natural gas streams. To the extent it takes title to the NGLs removed from the natural gas stream and reimburses the producer for the reduction in the British thermal unit ("Btu") content and/or the natural gas used as fuel (the "PTR" or "shrinkage"), the Company's margins are affected by the prices of NGLs and natural gas. Management uses financial instruments to reduce its exposure to the change in the prices of NGLs and natural gas.

         The Company will continue to analyze potential acquisitions, joint ventures or similar transactions with businesses that operate in complementary markets and geographic regions. In recent years, major oil and gas companies have sold non-strategic assets including assets in the midstream natural gas industry in which the Company operates. Management believes that this trend will continue, and the Company expects independent oil and natural gas companies to consider similar options. In the last two years, the Company has announced several acquisitions, the largest of which are Tejas Natural Gas Liquids, LLC ("TNGL") (completed in the third quarter of 1999) and Acadian Gas, LLC ("Acadian") (announced in September 2000 and pending completion). See "Recent Acquisitions" under the "Results of Operations of the Company" section below for further details on these and other acquisition transactions.

Business Environment

         The domestic and international economies continue to be strong, creating firm demand for the products and services of the U. S. NGL industry. Each of the Company's business segments have benefited from steady domestic and international demand for NGLs, petroleum liquids and MTBE.

         During the first nine months of 2000, the Company's natural gas processing business was running at optimal levels due to a strong NGL price environment and robust demand for natural gas processing services by producers such as Shell, the Company's largest natural gas processing customer. The strong NGL price environment has supported full NGL recovery at the Company's gas processing plants. Recent increases in natural gas prices may moderate maximum recovery levels for some NGL products (primarily ethane) during the fourth quarter of 2000. An increase in natural gas production that is high in NGL content, which will be available for processing as producers respond to the high natural gas price environment, is expected to offset to some degree the potential decline in product recovery levels.

         The Company's NGL production in 2000 has significantly increased over 1999 levels as a result of steady to growing levels of natural gas production available for processing, higher NGL content natural gas and new processing facilities, such as the Company's Neptune plant. Neptune was brought on-line in February 2000 and is now producing in excess of 16 MBPD. For the three and nine months ended September 30, 2000, equity NGL production at the Company's gas processing facilities averaged 73 MBPD and 72 MBPD, respectively, as compared to 65 MBPD during the third quarter of 1999. Management believes that the Company's equity NGL production volumes will continue to increase during 2001. This increase will result from gas production coming on-line from several new Gulf of Mexico gas fields to which the Company holds gas processing rights, the most significant of which is Shell's deepwater Brutus development (with expected equity NGL production of 10 MBPD by the end of 2001).

         The highly competitive environment in which the Company's Mont Belvieu NGL fractionators operate has continued to suppress NGL fractionation fees at these facilities. The Company has and is continuing to aggressively acquire new and reacquire previous NGL fractionation customers, along with offering competitively-priced bundled service packages involving transportation, fractionation and other services. These service packages allow the Company to take full advantage of its presence throughout the entire Gulf Coast NGL value chain. As a result of these efforts, throughput at the Mont Belvieu NGL fractionation facility has increased significantly in 2000. For the three and nine months ended September 30, 2000, throughput averaged 174 MBPD and 169 MBPD, respectively, as compared to 149 MBPD and 155 MBPD during the same periods in 1999. Throughput levels at the Company's Louisiana NGL fractionation facilities have also increased due to additional production from gas processing facilities. With the completion of the Lou-Tex NGL Pipeline in the fourth quarter of 2000, the Company will be positioned to fully utilize its Mont Belvieu NGL fractionation facilities to process NGL's from Louisiana starting in the first quarter of 2001.

         The demand for the Company's commercial isomerization services depends on requirements for isobutane in excess of naturally occurring isobutane that is produced from NGL fractionation and refinery operations. The market for these services has been firm in 2000 due to the continued need for isobutane for alkylation, propylene oxide, and as a feedstock for MTBE. Management expects that this market will remain steady throughout the remainder of 2000.

         During the third quarter of 2000, the rapid price increase for propylene experienced during the first half of 2000 began to reverse. During the first half, propylene prices were driven by the dramatic increases in crude oil and NGL prices. These factors contributed to similar increases in the cost for ethylene and propylene from steam crackers and for refinery grade propylene produced by refineries. In addition, the price spike in motor gasoline created a very competitive market for refinery grade propylene used in the production of alkylate which is blended to motor gasoline. With the perceived stabilization and potential softening in crude oil prices, propylene buyers have been successful in achieving price reductions by reducing purchases and consuming inventory. Contract prices for polymer grade propylene increased from approximately 19.5 cents per pound at the beginning of 2000 to 27.5 cents per pound by the end of June. By the end of September, the contract price had slipped to 24 cents per pound. Management anticipates that prices will continue to soften throughout the remainder of this year with the price leveling out to that seen in the beginning of 2000. The Company is exposed to these price decreases only to the extent that it sells product pursuant to long-term agreements with market-based pricing or spot market transactions.

         Favorable domestic economic conditions have led to an increase in demand for the Company's pipeline transportation services as NGL feedstocks and products are being consumed at record levels throughout the Gulf Coast region. Pipeline throughput has also increased as a result of strategic acquisitions made by the Company, such as the purchase of the Lou-Tex Propylene Pipeline in the first quarter of 2000. The Company expects pipeline throughput to continue to increase as new projects such as the Lou-Tex NGL Pipeline become operational. The Company anticipates using the Lou-Tex NGL Pipeline to transport NGL products and mixed propane/propylene streams between the Louisiana and Texas markets to take advantage of product value differentials between the two regions in addition to transporting production from Louisiana gas processing facilities to Mont Belvieu for fractionation.

         During the second quarter of 2000, Belvieu Environmental Fuels' ("BEF") MTBE operations benefited from tight international supplies as Middle East MTBE volumes were diverted to European countries instead of the United States. The spot price increased to near record levels in the second quarter of 2000 when the lower imports were met with the increased seasonal demands from domestic gasoline producers. During the second quarter of 2000, MTBE prices reached near record levels averaging $1.32 per gallon ($1.58 during the month of June). As refiners decreased demand and imports returned to the domestic market, MTBE market prices began to decline in the third quarter to approximately $1.11 per gallon by the end of September. The Company's operating results from its Octane Enhancement segment are impacted by changes in market prices since BEF's contract with Sunoco, Inc. R&M ("Sun"), which is contracted to purchase 100% of BEF's MTBE production, is based on a market-related negotiated price. As a result, management believes that gross operating margin in this segment will be affected by seasonal variations in the demand for motor gasoline which is normally greater in the April to September period (i.e., the summer driving season) than the October to March period. Management expects fourth quarter of 2000 gross operating margin from Octane Enhancement will be less than the results posted for the third quarter of 2000.

         The following table illustrates selected average quarterly prices for natural gas, crude oil, selected NGL products and polymer grade propylene since the first quarter of 1999:

                                                                                                   Polymer
                      Natural                                             Normal                    Grade
                        Gas,      Crude Oil,    Ethane,     Propane,     Butane,     Isobutane,  Propylene,
                      $/MMBtu      $/barrel    $/gallon     $/gallon     $/gallon     $/gallon     $/pound
                        (a)          (b)          (c)         (c)          (c)          (c)          (c)
                    -----------------------------------------------------------------------------------------
Fiscal 1999:
   First quarter        $1.70       $13.05       $0.20        $0.24        $0.29        $0.31       $0.12
   Second quarter       $2.12       $17.66       $0.27        $0.31        $0.37        $0.38       $0.13
   Third quarter        $2.56       $21.74       $0.34        $0.42        $0.49        $0.49       $0.16
   Fourth quarter       $2.52       $24.54       $0.30        $0.41        $0.52        $0.52       $0.19

Fiscal 2000:

   First quarter        $2.49       $28.84       $0.38        $0.54        $0.64        $0.64       $0.21
   Second quarter       $3.41       $28.79       $0.36        $0.52        $0.60        $0.68       $0.26
   Third quarter        $4.22       $31.61       $0.40        $0.60        $0.68        $0.67       $0.26

Notes:
(a) Natural gas, NGL and polymer grade propylene prices represent an average of index prices
(b)  Crude Oil price is representative of West Texas Intermediate

Results of Operation of the Company

         The Company has five reportable operating segments: Fractionation, Pipeline, Processing, Octane Enhancement and Other. Fractionation includes NGL fractionation, butane isomerization (converting normal butane into high purity isobutane) and polymer grade propylene fractionation services. Pipeline consists of pipeline, storage and import/export terminal services. Processing includes the natural gas processing business and its related NGL merchant activities. Octane Enhancement represents the Company's 33.33% ownership interest in a facility that produces motor gasoline additives to enhance octane (currently producing MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.

         The  management of the Company  evaluates  segment  performance  on the basis of gross operating margin ("gross operating margin" or "margin"). Gross operating margin reported for each segment represents operating income before depreciation and amortization, lease expense obligations retained by EPCO, gains and losses on the sale of assets and general and administrative expenses. In addition, segment gross operating margin is exclusive of interest expense, interest income (from unconsolidated affiliates or others), dividend income from unconsolidated affiliates, minority interest, extraordinary charges and other income and expense transactions. The Company's equity earnings from unconsolidated affiliates are included in segment gross operating margin.

         The Company's gross operating margin by segment (in thousands of dollars) along with a reconciliation to consolidated operating income for the three and nine month periods ended September 30, 2000 and 1999 were as follows:

                                                      For Three Months Ended                For Nine Months Ended
                                                            September 30,                         September 30,
                                                        2000              1999                2000             1999
                                                  -----------------------------------   -----------------------------------

Gross Operating Margin by segment:
     Fractionation                                       $   32,510       $   36,142          $   96,432        $   78,955
     Pipeline                                                10,292            6,985              39,120            15,836
     Processing                                              29,083            7,110              87,123             6,677
     Octane enhancement                                       2,190            2,519              13,002             4,756
     Other                                                      429              170               1,854               651
                                                  -----------------------------------   -----------------------------------
Gross Operating margin total                                 74,504           52,926             237,531           106,875
     Depreciation and amortization                            9,029            7,012              25,907            16,368
     Retained lease expense, net                              2,660            2,645               7,984             7,978
     Loss (gain) on sale of assets                              (27)              (1)              2,276               122
     Selling, general and administrative expenses             6,978            3,200              20,020             9,200
                                                  -----------------------------------   -----------------------------------
Consolidated operating income                            $   55,864       $   40,070          $  181,344        $   73,207
                                                  ===================================   ===================================

         The Company's significant plant production and other volumetric data (in thousands of barrels per day on an equity basis) for the three and nine month periods ended September 30, 2000 and 1999 were as follows:

                                                        For Three Months Ended                For Nine Months Ended
                                                            September 30,                         September 30,
                                                        2000             1999                2000              1999
                                                  -----------------------------------  ------------------------------------
  Plant production and operating data:
        NGL Production                                   73                65                  72                65
        NGL Fractionation                               214               201                 215               178
        Isomerization                                    84                77                  77                73
        Propylene Fractionation                          34                26                  31                27
        MTBE                                              6                 4                   5                 4
        Major Pipelines                                 278               264                 323               230

         In order to more accurately compare operating rates between the 2000 and 1999 periods, the 1999 volumes associated with the assets acquired from TNGL have been adjusted to reflect the period in which the Company owned them.

         1999 Acquisitions

         The Company completed two significant acquisitions during the third quarter of 1999. Effective August 1, 1999, the Company acquired TNGL from Shell, in exchange for 14.5 million non-distribution bearing, convertible special partnership Units of the Limited Partner and $166 million in cash. The Limited Partner also agreed to issue up to 6.0 million additional non-distribution bearing special partnership Units to Shell in the future if the volumes of natural gas that the Company processes for Shell reach agreed upon levels in 2000 and 2001. The first 3.0 million of these additional special partnership Units were issued by the Limited Partner on August 1, 2000.

         The businesses acquired from Shell include natural gas processing and NGL fractionation, transportation and storage in Louisiana and Mississippi and its NGL supply and merchant business. The assets acquired include varying interests in eleven natural gas processing plants, four NGL fractionation facilities, four NGL storage facilities, operator and non-operator ownership interests in approximately 1,500 miles of NGL pipelines, and a 20-year natural gas processing agreement with Shell. The Company accounted for this acquisition using the purchase method. The value of the 20-year natural gas processing agreement (classified as an Intangible Asset on the balance sheet) was $80.2 million at September 30, 2000 and $54.0 million at December 31, 1999. The value has been adjusted for the 3.0 million additional special partnership Units issued to Shell on August 1, 2000, finalization of purchase accounting adjustments and related amortization.

         Effective July 1, 1999, a subsidiary of the Company acquired an additional 25% interest in the Mont Belvieu NGL fractionation facility from Kinder Morgan Operating LP "A" ("Kinder Morgan") for a purchase price of approximately $41.2 million in cash and the assumption of $4 million in debt. An additional 0.5% interest in the same facility was purchased from EPCO for a cash purchase price of $0.9 million. This acquisition (referred to as the "MBA acquisition") increased the Company's effective economic interest in the Mont Belvieu NGL fractionation facility from 37.0% to 62.5%. As a result of this acquisition, the results of operations after July 1, 1999 were consolidated rather than included in equity income from unconsolidated affiliates.

         The results of operations for the three and nine month periods ended September 30, 1999 include two month's impact of the businesses acquired from TNGL and three month's impact of the additional ownership interest acquired as a result of the MBA transaction. See the section below labeled "Pro Forma impact of Acquisitions" for selected financial data reflecting these transactions as if they had occurred on January 1, 1999.

         2000 Acquisitions. On September 25, 2000, the Company announced that it has executed a definitive agreement to purchase Acadian Gas, LLC ("Acadian") from Coral Energy, LLC, an affiliate of Shell, for $226 million in cash, inclusive of working capital. The acquisition of Acadian integrates natural gas pipeline systems in South Louisiana with the Company's Gulf Coast natural gas processing and NGL fractionation, pipeline and storage system. Acadian's assets are comprised of the 438-mile Acadian, 577-mile Cypress and 27-mile Evangeline natural gas pipeline systems, which together have over one billion cubic feet ("Bcf") per day of capacity. These natural gas pipeline systems are wholly-owned by Acadian with the exception of the Evangeline system in which Acadian holds an approximate 49.5% economic interest. The system includes a leased natural gas storage facility at Napoleonville, Louisiana with 3.4 Bcf of capacity. Completion of this transaction is subject to certain conditions, including regulatory approvals. The purchase is expected to be completed in the fourth quarter of 2000.

Three Months Ended September 30, 2000 compared with Three Months Ended September 30, 1999

         Revenues, Costs and Expenses and Operating Income. The Company's revenues increased 62% to $721.9 million in 2000 compared to $445.0 million in 1999. The Company's operating costs and expenses increased by 64% to $659.0 million in 2000 versus $401.8 million in 1999. Operating income increased 39% to $55.9 million in 2000 from $40.1 million in 1999. The principal factors behind the increase in operating income were (a) the improvement in NGL product prices in 2000 versus 1999 and (b) the additional margins associated with the businesses acquired in the TNGL acquisition. The 1999 period includes two months of margins associated with the TNGL operations whereas the 2000 period includes three months.

         Fractionation. For the third quarter of 2000, gross operating margin for the Fractionation segment was $32.5 million compared to $36.1 million in 1999. NGL fractionation margin increased $3.3 million in 2000 compared to 1999 primarily due to additional margins from the fractionators acquired from TNGL (i.e., Norco, Promix, Venice and Tebone). As noted earlier, the third quarter of 1999 includes only two months of margin from these fractionators whereas the third quarter of 2000 includes three months. On a net basis, NGL fractionation volumes increased from 201 MBPD in 1999 to 214 MBPD in 2000 reflecting the Company's successful campaign to increase its customer base at its Mont Belvieu facilities. Gross operating margin from the isomerization business decreased a net $6.3 million during the third quarter of 2000 primarily due to the reclassification of margins from NGL merchant activities that, beginning with the implementation of the current segment reporting structure which was adopted effective with the beginning of the fourth quarter of 1999, are now reported in the Processing segment. Isomerization volumes increased from 77 MBPD in 1999 to 84 MBPD in 2000 due to increased demand for the Company's services. Gross operating margin from the Company's propylene fractionation business decreased slightly primarily due to higher energy and maintenance costs. Propylene fractionation volumes increased from 26 MBPD in 1999 to 34 MBPD in 2000 due to the startup of the BRPC facilities in July 2000.

         Pipeline. The Company's gross operating margin from the Pipeline segment was $10.3 million in the third quarter of 2000 compared to $7.0 million during the same period in 1999. Overall volumes increased to 278 MBPD in 2000 versus 264 MBPD in 1999. The $3.3 million increase from quarter to quarter is generally attributable to the addition of margins from the pipeline and storage assets acquired from TNGL. As noted earlier, the 1999 period includes only two months of margin from these assets whereas the 2000 period reflects three months of operations.

         Processing. The Company's gross operating margin for Processing was $29.1 million in 2000 compared to $7.1 million in 1999. Due to the TNGL acquisition, the 1999 margin includes only two months of gas processing operations whereas the third quarter of 2000 includes three months. This segment benefited from the strong NGL pricing environment in 2000 versus 1999 and a rise in equity NGL production from 65 MBPD in 1999 to 73 MBPD in 2000.

         Octane Enhancement. The Company's gross operating margin for Octane Enhancement decreased to $2.2 million in 2000 from $2.5 million in 1999. The decrease is the result of lower margins on spot MTBE sales in the third quarter of 2000 versus the margins on contract-based MTBE sales in the third quarter of 1999. Equity MTBE production increased to 6 MBPD in 2000 from 4 MBPD in 1999.

         Other. The Company's gross operating margin for the Other segment was $0.4 million in 2000 compared to $0.2 million in 1999. The increase is primarily due to fee-based marketing services added in the fourth quarter of 1999.

         Selling, general and administrative expenses ("SG&A"). SG&A expenses increased to $7.0 million in the third quarter of 2000 from $3.2 million during the same period in 1999. The higher costs result from an increase in the administrative services fee charged by EPCO to $1.6 million per month beginning in January 2000 versus the approximately $1.1 million per month charged in the third quarter of 1999. The remainder of the increase is attributable to the additional staff and resources deemed necessary to support the Company's ongoing expansion activities resulting from acquisitions and other business development.

         Interest expense. The Company's interest expense increased to $7.5 million in the third quarter of 2000 from $4.5 million in the third quarter of 1999. The increase is primarily attributable to a rise in average debt levels to $437 million in the third quarter of 2000 from $255 million in the third quarter of 1999. Debt levels have increased over the last year due to acquisitions and various capital expenditures.

Nine Months Ended September 30, 2000 compared with Nine Months Ended September 30, 1999

         Revenues, Costs and Expenses and Operating Income. The Company's revenues increased 170% to $2,079.6 million in 2000 compared to $771.4 million in 1999. The Company's operating costs and expenses increased by 173% to $1,878.2 million in 2000 versus $689.0 million in 1999. Operating income increased 148% to $181.3 million in 2000 from $73.2 million in 1999. The principal factors behind the increase in operating income were (a) the improvement in NGL product prices in 2000 versus 1999 and (b) the additional margins associated with the businesses acquired in the TNGL acquisition. The 1999 period includes two months of margins associated with the TNGL operations whereas the 2000 period includes nine months.

         Fractionation. The Company's gross operating margin for the Fractionation segment increased to $96.4 million in 2000 from $79.0 million in 1999. For the first nine months of 2000, NGL fractionation margin increased $29.4 million over 1999 as a result of the additional margins from the four NGL fractionators acquired from TNGL. As noted previously, the 1999 period includes only two months of margin from these fractionators whereas the 2000 period includes nine months. In addition, equity income from BRF reflects three quarters of operations in 2000 versus one quarter in 1999. BRF commenced operations in the third quarter of 1999. Net NGL fractionation volumes increased from 178 MBPD in 1999 to 215 MBPD in 2000 primarily due to the Company's acquisition of new and previous customers at its Mont Belvieu NGL fractionator in 2000 and the increased ownership of the Mont Belvieu NGL fractionator as a result of the MBA acquisition. For the first nine months of 2000, gross operating margin from the isomerization business decreased $10.0 million compared to 1999 primarily due to a reclassification of margins from NGL merchant activities that, beginning with the implementation of the current segment reporting structure which was adopted effective with the fourth quarter of 1999, are now reported in the Processing segment. Isomerization volumes increased from 73 MBPD in 1999 to 77 MBPD in 2000 due to strong demand for the Company's services. Gross operating margin from propylene fractionation for the first nine months of 2000 decreased slightly compared to 1999 primarily due to higher energy and maintenance costs. Net equity volumes at these facilities improved to 31 MBPD in 2000 versus 27 MBPD in 1999 due to the startup of the BRPC propylene concentrator in July 2000.

         Pipeline. The Company's gross operating margin for the Pipeline segment was $39.2 million in 2000 compared to $15.8 million in 1999. Overall volumes increased to 323 MBPD in 2000 from 230 MBPD in 1999. Generally, the $23.4 million increase in margin is attributable to the additional volumes and margins contributed by the pipeline and storage assets acquired from TNGL, higher margins from the Houston Ship Channel Distribution System and EPIK due to an increase in export volumes plus the margins from the Lou-Tex Propylene Pipeline that was purchased in March 2000.

         The growth in export volumes is attributable to EPIK's new chiller unit that began operations in the fourth quarter of 1999. On February 25, 2000, the purchase of the Lou-Tex Propylene Pipeline and related assets from Concha Chemical Pipeline Company, an affiliate of Shell, was completed at a cost of approximately $100 million. The effective date of the transaction was March 1, 2000. The Lou-Tex Propylene Pipeline is a 263-mile, 10" pipeline that transports up to 50 MBPD of chemical grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas. Also acquired in this transaction was a 27.5-mile 6" ethane pipeline between Sorrento and Norco, Louisiana and a 0.5 million barrel storage cavern at Sorrento, Louisiana.

         Processing. The Company's gross operating margin for Processing was $87.1 million in 2000 compared to $6.7 million in 1999. Due to the TNGL acquisition, the 1999 margin includes only two months of gas processing operations whereas the 2000 period includes nine months. This segment benefited from the strong NGL pricing environment in 2000 versus 1999 and a rise in equity NGL production from 65 MBPD in 1999 to 72 MBPD in 2000.

         Octane Enhancement. The Company's gross operating margin for Octane Enhancement increased to $13.0 million in 2000 from $4.8 million in 1999. This segment consists entirely of the Company's equity earnings and 33.33% investment in BEF, a joint venture facility that currently produces MTBE. The 1999 results included the impact of a $4.5 million non-cash write-off of the unamortized balance of deferred start-up costs. The Company's share of this non-cash charge was $1.5 million. The 2000 results reflect the impact of higher than normal MTBE market prices during the second quarter and early third quarter and lower debt service costs. BEF made its final note payment in May 2000 and now owns the MTBE facility debt-free. MTBE production, on an equity basis, was 4 MBPD in 1999 and 5 MBPD in 2000.

         Other. The Company's gross operating margin for the Other segment was $1.9 million in 2000 compared to $0.7 million in 1999. The increase is primarily due to fee-based marketing services added in the fourth quarter of 1999.

         Selling, general and administrative expenses. SG&A expenses increased to $20.0 million in 2000 from $9.2 million during 1999. The higher costs result from an increase in the administrative services fee charged by EPCO to $1.6 million per month beginning in January 2000 versus the approximately $1.0 million per month charged in 1999. The remainder of the increase is attributable to the additional staff and resources deemed necessary to support the Company's ongoing expansion activities resulting from acquisitions and other business development.

         Interest  expense.  The Company's  interest expense  increased to $23.3 million in 2000 from $8.9 million in 1999. The increase is primarily attributable to a rise in average debt levels to $395 million in 2000 from $170 million in 1999. Debt levels have increased over the last year due to acquisitions and various capital expenditures.

         Loss on sale of assets. During the second quarter of 2000, the Company recognized a one-time $2.3 million non-cash charge on the sale of its Longview Terminal to Huntsman Corporation. The Longview Terminal was part of the Pipelines segment and was used to unload polymer grade propylene from NGL tank trucks.

Pro Forma impact of Acquisitions

         As noted above under 1999 Acquisitions, the Company acquired TNGL and MBA in the third quarter of 1999. As a result of these acquisitions, revenues, operating costs and expenses, interest expense, and other amounts shown on the Statements of Consolidated Operations for the three and nine months ended September 30, 2000 have increased significantly over the amounts shown for the three and nine months ended September 30, 1999. The following table presents certain unaudited pro forma information as if the TNGL and MBA acquisitions had been made as of January 1, 1999:

                                     Three Months         Nine Months
                                        Ended                Ended
                                    September 30,        September 30,
                                         1999                 1999
                                  -------------------  -------------------
Revenues                                  $  506,944          $ 1,151,444
                                  ===================  ===================
Net income                                $   41,067          $    81,607
                                  ===================  ===================
Allocation of net income to
      Limited partners                    $   40,652          $    80,783
                                  ===================  ===================
      General Partner                     $      415          $       824
                                  ===================  ===================


Liquidity and Capital Resources

         General. The Company's primary cash requirements, in addition to normal operating expenses, are for capital expenditures (both maintenance and expansion-related), business acquisitions, distributions to the partners and debt service. The Company expects to fund its short-term needs for such items as maintenance capital expenditures and quarterly distributions to the partners from operating cash flows. Capital expenditures for long-term needs resulting from future expansion projects and business acquisitions are expected to be funded by a variety of sources including (either separately or in combination) cash flows from operating activities, borrowings under bank credit facilities, the issuance of additional public debt and contributions from its partners. The Company's debt service requirements are expected to be funded by operating cash flows or refinancing arrangements.

         As noted above, certain of the Company's liquidity and capital resource requirements are met using borrowings under bank credit facilities and/or the issuance of additional public debt (separately or in combination). As of September 30, 2000, availability under the Company's $350 Million Bank Credit Facility was $300.0 million plus $26.7 million for letters of credit. The Company is in the process of refinancing this credit facility with a $400 million long-term revolving bank credit facility (increasing to $500 million under certain conditions). The refinancing effort is expected to be completed in the fourth quarter of 2000.

         In addition to the existing and potential bank credit facilities, approximately $450 million of shelf availability remains outstanding under the Company's $800 million December 1999 universal shelf registration statement (the "Registration Statement") which may be used for general partnership purposes. $350 million of shelf availability was used in March 2000 with the issuance of the $350 Million Senior Notes. For a broader discussion of the Company's outstanding debt and changes therein since December 31, 1999, see the section below labeled "Long-term Debt". In June 2000, the Limited Partner received approval from its Unitholders to increase by 25,000,000 the number of Common Units available (and unreserved) for general partnership purposes during its subordination period. This increase has improved the future financial flexibility of the Limited Partner to contribute cash and/or other assets to the Company for business expansions and acquisitions.

         If deemed necessary, management believes that additional financing arrangements can be obtained at reasonable terms. Management believes that maintenance of the Company's investment grade credit ratings (currently, Baa3 by Moody's Investor Service and BBB by Standard and Poors) combined with a continued ready access to debt (and equity-sourced capital from its Limited Partner) at reasonable rates and sufficient trade credit to operate its businesses efficiently are a solid foundation to providing the Company with ample resources to meet its long and short-term liquidity and capital resource requirements.

Operating, Investing and Financing Cash Flows for Nine Months Ended September 30, 2000 and 1999

         Cash flows from operating activities were a $176.1 million inflow in 2000 compared to a $54.8 million inflow in 1999. Cash flows from operating activities primarily reflect the effects of net income, depreciation and amortization, extraordinary items, equity income and distributions from unconsolidated affiliates and changes in working capital. Net income increased significantly in 2000 over 1999 due to reasons mentioned previously under "Results of Operations of the Company." Depreciation and amortization expense increased a combined $10.7 million in 2000 over 1999 primarily the result of additional capital expenditures and acquisitions. Of the $10.7 million increase, $3.4 million is attributable to increases in amortization expense associated with the 20-year Shell natural gas processing agreement, excess cost related to past acquisitions and loan origination and bond issue costs. The Company received $26.0 million in distributions from its equity method investments in 2000 compared to $4.6 million in 1999. Of the $21.4 million increase in distributions, $7.5 million was from BEF and $5.3 million from EPIK. Distributions from BEF improved period to period due to the strong MTBE prices and margins during the second quarter of 2000. EPIK's distributions increased as a result of higher export activity during the first six months of 2000. In addition, the first nine months of 2000 included $5.5 million in cash receipts from Promix which was acquired as a result of the TNGL acquisition. The net effect of changes in operating accounts from year to year is generally the result of timing of NGL sales and purchases near the end of the period.

         Cash used for investing activities was $195.9 million in 2000 compared to $260.4 million in 1999. Cash outflows included capital expenditures of $200.2 million in 2000 versus $10.6 million in 1999. Capital expenditures in 2000 include $99.6 million for the purchase of the Lou-Tex Propylene Pipeline and related assets, $71.5 million in construction costs for the Lou-Tex NGL Pipeline and $4.1 million in construction costs for the Neptune gas processing facility. In addition, capital expenditures include maintenance capital project costs of $2.3 million in 2000 and $1.7 million in 1999. The 1999 period reflects $208.1 million in net cash payments resulting from the TNGL and MBA acquisitions. Investing cash outflows in 2000 include $2.3 million in advances to and investments in unconsolidated affiliates compared to $58.5 million in 1999. The $56.2 million decrease is primarily due to the completion of the BRF facility and the Tri-States and Wilprise pipeline systems in 1999. The first nine months of 1999 included $35.3 million in investments in and advances to these companies. Lastly, the Company received $6.5 million in payments from its participation in the BEF note that was purchased during 1998 with the proceeds from the Limited Partner's IPO. BEF made its final note payment in May 2000. With BEF's final payment, the Company's receivable relating to its participation in the BEF note was extinguished.

         On March 8, 2000, the Company's offer of February 23, 2000 to buy the remaining 88.5% ownership interests in Dixie from the other seven owners expired, with no interest being purchased. On October 6, 2000, the Company announced that a subsidiary had purchased an additional 3,521 shares of common stock of Dixie from Conoco Pipe Line Company for approximately $19.4 million. The purchase brings the Company's economic interest in Dixie to approximately 19.9%.

         Cash inflows from financing activities were $54.6 million in 2000 compared to $203.1 million in 1999. Cash flows from financing activities are primarily affected by repayments of debt, borrowings under debt agreements and distributions to partners. The first nine months of 2000 include proceeds from the $350 Million Senior Notes and the $54 Million MBFC Loan and the associated repayments on the $200 Million Bank Credit Facility and $350 Million Bank Credit Facility. For a complete discussion of the $350 Million Senior Notes and the $54 Million MBFC Loan and the use of proceeds thereof, see the section labeled "Long-term Debt" below. Financing activities in 1999 include the borrowings associated with the TNGL and MBA acquisitions and outflows of $4.7 million related to the purchase of the Limited Partner's Common Units by a consolidated trust. Distributions increased to $104.4 million in 2000 from $82.2 million in 1999 primarily due to an increase in distributions to the Limited Partner.

         In July 2000, the Limited Partner announced a 1,000,000 Unit buy-back program of its publicly-owned Common Units to be executed over a two-year period. The redemption program will be funded by increased cash distributions from the Company. The Company will fund the higher distribution rates from operating cash flows and borrowings under its bank credit facilities. During the third quarter of 2000, 17,200 Common Units were repurchased by the buy-back program at a cost of approximately $0.5 million.

         Dividends received from unconsolidated affiliates. The Company received $2.2 million in cash distributions from its cost method investments in Dixie ($0.4 million) and VESCO ($1.8 million) during the third quarter of 2000. For the nine months ended September 30, 2000, cash distributions were $1.1 million from Dixie and $5.1 million from VESCO. Cash distributions received from the Company's cost method investments are recorded as "Dividend income from unconsolidated affiliates" in the Statements of Consolidated Operations. Both Dixie and VESCO were acquired in August 1999 as part of the TNGL acquisition.

         Future Capital Expenditures

          The Company estimates that its share of currently approved capital expenditures in the projects of its unconsolidated affiliates will be approximately $1.7 million during the remainder of 2000 (including $0.7 million for the BRPC propylene fractionator) and $0.1 million in 2001. In addition, the Company forecasts that $48.2 million will be spent during the fourth quarter of 2000 on currently approved capital projects that will be recorded as property, plant and equipment. For 2001 and beyond, this amount is projected to be $41.8 million. Of the cumulative $90.0 million forecast to be spent on property, plant and equipment, the most significant projects and their remaining expenditures are as follows:
- $ 18.8 million for the Garyville, Louisiana to Norco, Louisiana butane pipelines;
- $ 12.9 million for the Port Arthur, Texas to Lake Charles, Louisiana propylene pipeline system;
- $ 12.5 million for the Venice, Louisiana to Grande Isle, Louisiana pipeline;
-    $ 8.2 million for the Lou-Tex NGL Pipeline; and
-    $ 4.6 million for the Norco fractionator ethane liquefaction facility.
         As of September 30, 2000, the Company had $13.7 million in outstanding purchase commitments attributable to its capital projects. Of this amount, $4.5 million is related to the construction of the Lou-Tex NGL Pipeline and $0.6 million is associated with capital projects which will be recorded as additional investments in unconsolidated affiliates.

         Long-term Debt

         Long-term debt at September 30, 2000 was comprised of $350 million in 5-year public Senior Notes (the "$350 Million Senior Notes"), a 10-year $54 million loan agreement with the Mississippi Business Finance Corporation ("MBFC" and the "$54 Million MBFC Loan") and $50 million outstanding under the $350 Million Bank Credit Facility. The issuance of the $350 Million Senior Notes represented a partial takedown of the $800 million Registration Statement that was filed with the Securities and Exchange Commission in December 1999. The proceeds from the $350 Million Senior Notes and the $54 Million MBFC Loan were used to extinguish all outstanding balances owed under the $200 Million Bank Credit Facility and the $350 Million Bank Credit Facility at the time of the offerings.

         The following table summarizes long-term debt at:
                                                September 30,       December 31,
                                                   2000                1999
                                              ---------------------------------
Borrowings under:
     $200 Million Bank Credit Facility                             $   129,000
     $350 Million Bank Credit Facility          $   50,000             166,000
     $350 Million Senior Notes                     350,000
     $54 Million MBFC Loan                          54,000
                                              ---------------------------------
            Total                                  454,000             295,000
Less current maturities of long-term debt           50,000             129,000
                                              ---------------------------------
            Long-term debt                      $  404,000         $   166,000
                                              =================================

         At September 30, 2000, the Company had a total of $40 million of standby letters of credit available of which approximately $13.3 million were outstanding under letter of credit agreements with the banks.

         Bank Credit Facilities

         $200 Million Bank Credit Facility. In July 1998, the Company entered into a $200 million bank credit facility that included a $50 million working capital facility and a $150 million revolving credit facility. On March 15, 2000, the Company used $169 million of the proceeds from the issuance of the $350 Million Senior Notes to retire this credit facility in accordance with its agreement with the banks.

         $350 Million Bank Credit Facility. In July 1999, the Company entered into a $350 Million Bank Credit Facility that includes a $50 million working capital facility and a $300 million revolving credit facility. The $300 million revolving credit facility includes a sublimit of $40 million for letters of credit. Borrowings under the $350 Million Bank Credit Facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. The Company elects the basis for the interest rate at the time of each borrowing.

         This facility is scheduled to expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. In March 2000, the Company used $179 million of the proceeds from the issuance of the $350 Million Senior Notes and $47 million from the $54 Million MBFC Loan to payoff the outstanding balance on this credit facility. Due to borrowings in the third quarter for investment and working capital purposes, $50 million was outstanding under this facility at September 30, 2000.

         The credit agreement relating to this facility contains a prohibition on distributions to or purchases of Units of the Limited Partner if any event of default is continuing. In addition, the bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation, or sale of assets. The credit agreement generally prohibits redemptions of the Limited Partner's Units except for those transactions related to the 1,000,000 Unit Buy-back Program announced in July 2000. In August 2000, the lenders and Company executed a waiver allowing for this program. The bank credit facility requires that the Company satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250.0 million, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Company was in compliance with the restrictive covenants at September 30, 2000.

         As noted above, the Company is pursuing a refinancing arrangement with a group of banks to terminate this facility and replace it with a new $400 Million Bank Credit Facility (increasing to $500 million under certain conditions). The completion of this refinancing project is subject to continuing negotiations between the parties involved and is expected to be finalized during the fourth quarter of 2000.

         Senior Notes and MBFC Loan

         $350 Million Senior Notes. On March 13, 2000, the Company completed a public offering of $350 million in principal amount of 8.25% fixed-rate Senior Notes due March 15, 2005 at a price to the public of 99.948% per Senior Note. In the offering, the Company received proceeds, net of underwriting discounts and commissions, of approximately $347.7 million. The proceeds were used to pay (a) the entire $169 million outstanding principal balance on the $200 Million Bank Credit Facility and (b) $179 million of the $226 million then outstanding principal balance on the $350 Million Bank Credit Facility.

         The notes are subject to a make-whole redemption right by the Company. They are an unsecured obligation of the Company and rank equally with its existing and future unsecured and unsubordinated indebtedness and senior to any future subordinated indebtedness. The notes are guaranteed by the Limited

Partner through an unsecured and unsubordinated guarantee and were issued under an indenture containing certain restrictive covenants. These covenants restrict the ability of the Limited Partner and the Company, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions. The Limited Partner and Company were in compliance with these restrictive covenants at September 30, 2000.

         Settlement was completed on March 15, 2000. The offering of the $350 Million Senior Notes was a takedown under the Company's and Limited Partner's $800 million Registration Statement; therefore, the amount of securities available under the Registration Statement is reduced to $450 million.

         $54 Million MBFC Loan. On March 27, 2000, the Company executed a $54 million loan agreement with the MBFC which was funded by the proceeds from the sale of Revenue Bonds by the MBFC. The Revenue Bonds issued by the MBFC are 10-year bonds with a maturity date of March 1, 2010 and bear a fixed-rate interest coupon of 8.70 percent. The Company received proceeds from the sale of the Revenue Bonds, net of underwriting discounts and commissions, of approximately $53.6 million. The proceeds were used to pay the remaining $47 million then outstanding principal balance on the $350 Million Bank Credit Facility and for working capital and other general partnership purposes. In general, the proceeds of the Revenue Bonds were used to reimburse the Company for costs it incurred in acquiring and constructing the Pascagoula, Mississippi natural gas processing plant.

         The Revenue Bonds were issued at par and are subject to a make-whole redemption right by the Company. The Revenue Bonds are guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee. The loan agreement contains certain covenants including maintaining appropriate levels of insurance on the Pascagoula natural gas processing facility and restrictions regarding mergers. The Company was in compliance with these restrictive covenants at September 30, 2000.

         Interest Rate Swaps. The Company's interest rate exposure results from variable-rate borrowings from commercial banks and fixed-rate borrowings pursuant to the $350 Million Senior Notes and the $54 Million MBFC Loan. The company manages its exposure to changes in interest rates in its consolidated debt portfolio by utilizing interest rate swaps. An interest rate swap, in general, requires one party to pay a fixed-rate on the notional amount while the other party pays a floating-rate based on the notional amount.

         In March 2000, after the issuance of the $350 Million Senior Notes and the execution of the $54 Million MBFC Loan, 100% of the Company's consolidated debt were fixed-rate obligations. To maintain a balance between variable-rate and fixed-rate exposure, the Company entered into interest rate swap agreements with a notional amount of $154 million by which the Company receives payments based on a fixed-rate and pays an amount based on a floating-rate. At September 30, 2000, the Company's consolidated debt portfolio interest rate exposure was 55 percent fixed and 45 percent floating, after considering the effect of the interest rate swap agreements. The notional amount does not represent exposure to credit loss. The Company monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring a credit related loss is remote, and that if incurred, such losses would be immaterial.

         The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $0.4 million and $0.9 million for the three and nine months ended September 30, 2000, respectively. For further information regarding the interest rate swaps, see Note 9 of the unaudited Notes to the Consolidated Financial Statements.

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

Accounting Standards

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 " Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101 effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of SAB 101 will not have a material effect on its results of operations.

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

Interest rate risk

         Variable-rate Debt. At September 30, 2000 and December 31, 1999, the Company had no derivative instruments in place to cover any potential interest rate risk on its variable-rate debt obligations. Variable interest rate debt obligations do expose the Company to possible increases in interest expense and decreases in earnings if interest rates were to rise. The Company's long-term debt associated with the $350 Million Bank Credit Facility is at variable interest rates. At September 30, 2000, $50 million was outstanding under this credit facility.

         If the weighted average base interest rates selected on the variable-rate long-term debt during 1999 were to have been 10% higher than the weighted average of the actual base interest rates selected, assuming no changes in weighted average variable debt levels, interest expense would have increased by approximately $1.4 million with a corresponding decrease in earnings before minority interest. If the same calculation were performed on the variable-rate long-term debt outstanding during 2000, interest expense would have increased by approximately $0.5 million with a corresponding decrease in earnings before minority interest.

         Fixed rate Debt. In March 2000, the Company entered into interest rate swaps whereby the fixed-rate of interest on a portion of the $350 Million Senior Notes and the $54 Million MBFC Loan was effectively swapped for floating-rates tied to the six month London Interbank Offering Rate ("LIBOR"). Interest rate swaps are used to manage the Company's exposure to changes in interest rates and to lower overall costs of financing. An interest rate swap, in general, requires one party to pay a fixed-rate on the notional amount while the other party pays a floating-rate based on the notional amount.

         After the issuance of the $350 Million Senior Notes and the execution of the $54 Million MBFC Loan in March 2000, 100% of the Company's consolidated debt were fixed-rate obligations. To maintain a balance between variable-rate and fixed-rate exposure, the Company entered into interest rate swap agreements with a notional amount of $154 million by which the Company receives payments based on a fixed-rate and pays an amount based on a floating-rate. At September 30, 2000, the Company's consolidated debt portfolio interest rate exposure was 55 percent fixed and 45 percent floating, after considering the effect of the interest rate swap agreements. The notional amount does not represent exposure to credit loss. The Company monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring a credit related loss is remote, and that if incurred, such losses would be immaterial.

         The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $0.4 million and $0.9 million for the three and nine months ended September 30, 2000, respectively. Following is selected information on the Company's portfolio of interest rate swaps at June 30, 2000:

Interest Rate Swap Portfolio at September 30, 2000 (1) :
(Dollars in millions)
                                             Early             Fixed /
     Notional                             Termination         Floating
     Amount      Period Covered             Date (2)          Rate (3)
--------------------------------------------------------------------------------

      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 7.3100%
      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 7.3150%
      $ 54.0 March 2000 - March 2010        March 2003         8.70% / 7.6575%

Notes:
(1) All swaps outstanding at September 30, 2000 were entered into for the purpose of managing the Company's exposure to fluctuations in market interest rates.
(2) In each case, the counterparty has the option to terminate the interest rate swap on the Early Termination Date
(3) In each case, the Company is the floating-rate payor. The floating rate was the rate in effect as of September 30, 2000.

         If the six month LIBOR rates on the notional amounts of fixed-rate long-term debt at September 30, 2000 were to have been 10% higher than the six month LIBOR rates actually used in the swap agreements, assuming no changes in weighted average fixed-rate debt levels, interest expense for the three and nine months ended September 30, 2000 would have increased by approximately $0.3 million and $0.5 million, respectively, with a corresponding decrease in earnings before minority interest.

         Other. At September 30, 2000 and December 31, 1999, the Company had $40.0 million and $5.2 million invested in cash and cash equivalents, respectively. All cash equivalent investments other than cash are highly liquid, have original maturities of less than three months, and are considered to have insignificant interest rate risk.

Commodity price risk

         The Company is exposed to commodity price risk through its NGL businesses acquired in the TNGL acquisition. In order to effectively manage this risk, the Company may enter into swaps, forwards, commodity futures, options and other derivative commodity instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial instrument. The purpose of these risk management activities is to hedge exposure to price risks associated with natural gas, NGL inventories, commitments and certain anticipated transactions. The table below presents the hypothetical changes in fair values arising from immediate selected potential changes in the quoted market prices of derivative commodity instruments outstanding at December 31, 1999 and September 30, 2000. Gain or loss on these derivative commodity instruments would be offset by a corresponding gain or loss on the hedged commodity positions, which are not included in the table. The fair value of the commodity futures at December 31, 1999 and September 30, 2000 was estimated at $0.5 million payable and $ 3.5 million receivable, respectively, based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been settled at the balance sheet date. The change in fair value of the commodity futures since December 31, 1999 is primarily due to an increase in volumes hedged, change in composition of commodities hedged and higher natural gas prices. The change in fair value between September 30, 2000 and November 1, 2000 is due to the change in the composition of commodities hedged and settlement of November 2000 natural gas future contracts.

(Millions of Dollars)                 No Change             10% Increase                   10% Decrease
                                      ---------             ------------                   ------------
   Impact of changes in quoted          Fair            Fair         Increase          Fair          Increase
        Market prices on:               Value          Value        (Decrease)         Value        (Decrease)
------------------------------------------------------------------------------------------------------------------

Commodity futures
       At December 31, 1999           $  (0.5)       $   1.2        $   1.7          $  (2.2)        $  (1.7)
       At September 30, 2000          $   3.5        $   4.0        $  (0.5)         $   3.1         $  (0.4)
       At November 1, 2000            $   2.2        $   4.2        $   2.0          $    .2         $  (2.0)


PART II.    OTHER INFORMATION

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

3.6 Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P. dated June 9, 2000.

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

4.12 Waiver Agreement, dated as of August 25, 2000, regarding Section 6.5 of the $350 Million Credit Agreement among Enterprise Products Operating L.P., BankBoston, N.A., Societe Generale, Southwest Agency and First
        Union National Bank, as Co-Arrangers, The Chase Manhattan Bank, as Co-Arranger and as Administrative Agent, BankOne N.A., as Co- Arranger and as Documentation Agent, The Bank of Nova Scotia, as Co-Arranger and as Syndication Agent, and the several Banks from time to time parties thereto, with First Union Capital Markets acting as Managing Agent and Chase Securities Inc. acting as Lead Arranger and Manager dated as of July 28, 1999.

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

*10.15 Purchase and Sale Agreement by and between Coral Energy, LLC and Enterprise Products Operating L.P. dated as of September 22, 2000 (Exhibit 10.1 to Form 8-K filed on September 26, 2000).

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

27.1    Financial Data Schedule

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith

         (b) Reports on Form 8-K

         On September 25, 2000, the Company filed a Form 8-K announcing that it has executed a definitive agreement to purchase Acadian Gas, LLC ("Acadian") from Coral Energy, LLC, an affiliate of Shell Oil Company, for $226 million in cash, inclusive of working capital. The acquisition of Acadian integrates natural gas pipeline systems in South Louisiana with the Company's Gulf Coast natural gas processing and NGL fractionation, pipeline and storage system. Acadian's assets are comprised of the 438-mile Acadian, 577-mile Cypress and 27-mile Evangeline natural gas pipeline systems, which together have over one billion cubic feet ("Bcf") per day of capacity. These natural gas pipeline systems are wholly-owned by Acadian with the exception of the Evangeline system in which Acadian holds an approximate 49.5% economic interest. The system includes a leased natural gas storage facility at Napoleonville, Louisiana with
3.4 Bcf of capacity. Completion of this transaction is subject to certain conditions, including regulatory approvals. The purchase is expected to be completed in the fourth quarter of 2000.

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

                                            Enterprise Products Operating L.P.
                                            (A Delaware Limited Partnership)

                                            By:   Enterprise Products GP, LLC
                                                  as General Partner

Date:   November 13, 2000                         /s/  Michael J. Knesek
                                                  -----------------------------
                                                  Vice President, Controller and
                                                  Principal Accounting Officer

                       ENTERPRISE PRODUCTS OPERATING L.P.

August 15, 2000


The Chase Manhattan Bank
270 Park Avenue, Floor 21
New York, New York 10017

Attn: Mr.  Steve Wood

Re: Requested Waiver - Enterprise Products Operating L.P. ("Company") Credit Agreement dated as of July 28, 1999, as amended ("Credit Agreement")

Dear Steve:

         This letter ("Waiver Letter") is to seek a waiver from The Chase Manhattan Bank, as Administrative Agent ("Agent") under the Credit Agreement, and the Required Banks thereunder as set forth herein. All capitalized terms used herein as definitions, but not defined herein, are defined in the Credit Agreement.

         As has been disclosed to you, Enterprise Products Partners L.P. ("LP") intends to initiate a buy-back program (the "Program") whereby LP, over a two-year time period, would buy back up to 1,000,000 publically held Units, as set forth in our letter of August 14, 2000 to Bill Manias at Chase Securities Inc. on this subject. Under Section 7.5 of the Credit Agreement, the Company would be prohibited from making Restricted Payments consisting of up-stream dividends to LP to fund the Program, and the LP would be prohibited from conducting the Program under Section 8.1(n)(c) of the Credit Agreement.

         By signing below, the Agent and the Required Banks hereby evidence their consent to a one- time waiver (i) under said Section 7.5 in order for the Company to make Restricted Payments consisting of up-stream dividends to LP necessary to fund the Program and (ii) under said Section 8.1(n)(c) in order for the LP to conduct the Program, which dividends and Program would be permitted as long as no Default or Event of Default has occurred and is continuing under the Credit Agreement either before or occasioned by any such Restricted Payment. In addition, the waiver evidenced by this letter is a one-time event and is permitted only through August 25, 2002. Henceforth, the Company shall not be in Default under the Credit Agreement, including without limitation Sections 7.5 and 8.1(n)(c) of the Credit Agreement, solely by reason of any Restricted Payment consisting of up-stream dividends to LP prior to August 26, 2002 made consistent with this Waiver Letter or by the LP's conducting the Program consistent with this Waiver Letter.

         Kindly indicate the aforementioned consent to waiver by signing and returning a copy of this letter to the attention to the undersigned.

                                    Sincerely,




                                    ENTERPRISE PRODUCTS OPERATING L.P.

                           By:      Enterprise Products GP, LLC, General Partner

                                    By:    /s/ Richard H. Bachmann
                                           ----------------------------------
                                    Name:  Richard H. Bachmann
                                    Title: Executive Vice President &
                                           Chief Legal Officer


         Agreed to and Accepted as of the 25th day of August, 2000.

                                    BANKS AND AGENTS:
                                    ----------------


                                    THE CHASE MANHATTAN BANK, as
                                    Administrative Agent and as a Bank


                                    By:    /s/ Steven Wood
                                           ----------------------------------
                                    Name:  Steven Wood
                                    Title: Vice President



                                     BANK  ONE, NA (formerly known as The First
                                     National Bank of Chicago), as Documentation
                                     Agent and as a Bank

                                     By:    /s/ Dianne L. Russell
                                            ---------------------------------
                                     Name:  Dianne L. Russell
                                     Title: Vice President



                                     THE BANK OF NOVA SCOTIA, as Syndication
                                     Agent and as a Bank

                                     By:    /s/ F.C.H. Ashby
                                            ---------------------------------
                                     Name:  F.C.H. Ashby
                                     Title: Sr. Mgr. Loan Operations



                                      FIRST UNION NATIONAL BANK

                                      By:    /s/ Russell Clingman
                                             --------------------------------
                                      Name:  Russell Clingman
                                      Title: Vice President



                                      SOCIETE GENERALE, SOUTHWEST AGENCY

                                      By:    /s/ Paul E. Cornell
                                             --------------------------------
                                      Name:  Paul E. Cornell
                                      Title: Managing Director



                                       FLEET NATIONAL BANK.

                                       By:    /s/ Christopher Holmgre
                                              -------------------------------
                                       Name:  Christopher Holmgren
                                       Title: Director



                                       THE FUJI BANK, LIMITED, NEW YORK BRANCH

                                       By:    /s/ Nate Elllis
                                              -------------------------------
                                       Name:  Nate Ellis
                                       Title: Senior Vice President & Manager



                                       BANK OF TOKYO-MITSUBISHI, LTD.,
                                       HOUSTON AGENCY

                                       By:    /s/ Michael G. Meis
                                              -------------------------------
                                       Name:  Michael G. Meiss
                                       Title:  Vice President



                                       TORONTO DOMINION (TEXAS), INC.

                                       By:    /s/  Alva J. Jones
                                              -------------------------------
                                       Name:  Alva J. Jones
                                       Title: Vice President



                                       CREDIT AGRICOLE INDOSUEZ

                                       By:    /s/ Patrick Cocquerel
                                              -------------------------------
                                       Name:  Patick Cocquerel
                                       Title: FVP, Managing Director

                                       By:    /s/ Douglas A. Whiddon
                                              -------------------------------
                                       Name:  Douglas A. Whiddon
                                       Title: Senior Relationship Manager



                                       DG BANK DEUTSCHE GENOSSEN
                                       SCHAFTBANK AG, CAYMAN ISLAND BRANCH

                                       By:    /s/ Craig Anderson
                                              -------------------------------
                                       Name:  Craig Anderson
                                       Title: Vice President


                                       By:    /s/ Lynne McCarthy
                                              -------------------------------
                                       Name:  Lynne McCarthy
                                       Title: Vice President



                                       CREDIT LYONNAIS NEW YORK BRANCH

                                       By:     /s/ illegible signature
                                               -------------------------------
                                       Name:
                                       Title:



                                       FORTIS CAPITAL CORP.

                                        By:    /s/ Darrell W. Holley
                                               ------------------------------
                                        Name:  Darrell W. Holley
                                        Title: Managing Director



                                        HIBERNIA NATIONAL BANK

                                        By:    /s/ Trudy W. Nelson
                                               ------------------------------
                                        Name:  Trudy W. Nelson
                                        Title: Vice President