Form 10-Q
period 2001-06-30
ENTERPRISE PRODUCTS OPERATING L P
filed 2001-08-13
CIK 1102995

                                                     FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2001

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
                                                      ---

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
(a publicly-traded master limited partnership under New York Stock Exchange ("NYSE") symbol "EPD" (SEC File No.
1-14323)), and 1.0101% by its General Partner, Enterprise Products GP, LLC.

                                Enterprise Products Operating L.P. and Subsidiaries

                                                 TABLE OF CONTENTS

                                                                                                 Page
                                                                                                  No.
                                                                                                 ----
Part I.  Financial Information

Item 1.  Consolidated Financial Statements

Enterprise Products Operating L.P. Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets, June 30, 2001 and December 31, 2000                        1

         Statements of Consolidated Operations
                  for the three and six months ended June 30, 2001 and 2000                      2

         Statements of Consolidated Cash Flows
                  for the three and six months ended June 30, 2001 and 2000                      3

         Statements of Consolidated Partners' Equity and Comprehensive Income
                  for the three and six months ended June 30, 2001 and 2000                      4

         Notes to Unaudited Consolidated Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operation                                                           19

Item 3   Quantitative and Qualitative Disclosures about Market Risk                              33

Part II. Other Information

Item 2   Use of Proceeds                                                                         37

Item 6.  Exhibits and Reports on Form 8-K                                                        38

         Signature Page

                                                     Glossary

         The following abbreviations, acronyms or terms used in this Form 10-Q are defined below:

Acadian Gas                    Acadian Gas, LLC
BBtu/d                         Billion British thermal units per day, a measure of heating value
Bcf                            Billion cubic feet
Bcf/d                          Billion cubic feet per day
BPD                            Barrels per day
Btu                            British thermal unit, a measure of heating value
Company                        Enterprise Products Partners L.P. and subsidiaries
Enron                          Enron North America Corp. and subsidiaries
EPCO                           Enterprise Products Company, an affiliate of the Company
EPE                            El Paso Corporation, its subsidiaries and affiliates
FASB                           Financial Accounting Standards Board
FERC                           Federal Energy Regulatory Commission
General Partner                Enterprise Products GP, LLC, the general partner of the Company and Operating
                               Partnership
Limited Partner                Enterprise Products Partners L.P., the parent of the Company
Manta Ray                      A Gulf of Mexico offshore Louisiana natural gas pipeline system owned by Manta Ray
                               Offshore Gathering Company, LLC
MBFC                           Mississippi Business Finance Corporation
MBPD                           Thousand barrels per day
MMBbls                         Millions of barrels
MMBtus                         Million British thermal units, a measure of heating value
MMcf                           Million cubic feet
MMcf/d                         Million cubic feet per day
MTBE                           Methyl tertiary butyl ether
Nautilus                       A Gulf of Mexico offshore Louisiana natural gas pipeline system owned by Nautilus
                               Pipeline Company, LLC
NGL or NGLs                    Natural gas liquid(s)
NYSE                           New York Stock Exchange
PTR                            Plant thermal reduction
SEC                            Securities and Exchange Commission
SFAS                           Statement of Financial Accounting Standards
Shell                          Shell Oil Company, its subsidiaries and affiliates

                                               PART 1. FINANCIAL INFORMATION.
                                        Item 1. CONSOLIDATED FINANCIAL STATEMENTS.
                                             Enterprise Products Operating L.P.
                                                Consolidated Balance Sheets
                                               (Dollar amounts in thousands)

                                                                                            June 30,         December 31,
                                        ASSETS                                                2001               2000
                                                                                        -------------------------------------
Current Assets
     Cash and cash equivalents (includes restricted cash of $7,321 at June 30, 2001)          $  120,337         $   58,446
     Accounts receivable - trade, net of allowance for doubtful accounts of
        $17,032 at June 30, 2001 and $10,916 at December 31, 2000                                383,680            409,085
     Accounts receivable - affiliates                                                              9,011              5,738
     Inventories                                                                                  99,783             93,222
     Prepaid and other current assets                                                             79,260             12,107
                                                                                        -------------------------------------
               Total current assets                                                              692,071            578,598
Property, Plant and Equipment, Net                                                             1,232,792            975,322
Investments in and Advances to Unconsolidated Affiliates                                         414,808            298,954
Intangible assets, net of accumulated amortization of $7,874 at
     June 30, 2001 and $5,374 at December 31, 2000                                                90,369             92,869
Other Assets                                                                                       9,012              2,867
                                                                                        -------------------------------------
               Total                                                                          $2,439,052         $1,948,610
                                                                                        =====================================

                           LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
     Accounts payable - trade                                                                 $   59,208         $   96,560
     Accounts payable - affiliate                                                                 51,339             56,447
     Accrued gas payables                                                                        353,444            377,126
     Accrued expenses                                                                             12,577             20,579
     Other current liabilities                                                                    81,385             34,763
                                                                                        -------------------------------------
               Total current liabilities                                                         557,953            585,475
Long-Term Debt                                                                                   855,608            403,847
Other Long-Term liabilities                                                                       17,260             15,613
Minority Interest                                                                                  1,136              1,004
Commitments and Contingencies
Partners' Equity
     Limited Partner                                                                           1,011,215            937,829
     General Partner                                                                              10,318              9,569
     Accumulated other comprehensive income                                                       (9,711)
     Parent's Units acquired by Trust                                                             (4,727)            (4,727)
                                                                                        -------------------------------------
               Total Partners' Equity                                                          1,007,095            942,671
                                                                                        -------------------------------------
               Total                                                                          $2,439,052         $1,948,610
                                                                                        =====================================

                                  See Notes to Unaudited Consolidated Financial Statements

                                           Enterprise Products Operating L.P.
                                          Statements of Consolidated Operations
                                                       (Unaudited)
                                              (Dollar amounts in thousands)

                                                                       Three Months                   Six Months
                                                                      Ended June 30,                Ended June 30,
                                                                ----------------------------  ----------------------------
                                                                    2001          2000            2001          2000
                                                                ----------------------------  ----------------------------

REVENUES
Revenues from consolidated operations                               $959,397      $592,913      $1,795,712    $1,339,194
Equity income in unconsolidated affiliates                             9,050        11,097          11,061        18,540
                                                                ----------------------------  ----------------------------
         Total                                                       968,447       604,010       1,806,773     1,357,734
COST AND EXPENSES
Operating costs and expenses                                         851,639       546,306       1,629,380     1,219,212
Selling, general and administrative                                    8,418         7,658          14,586        13,042
                                                                ----------------------------  ----------------------------
         Total                                                       860,057       553,964       1,643,966     1,232,254
                                                                ----------------------------  ----------------------------
OPERATING INCOME                                                     108,390        50,046         162,807       125,480
OTHER INCOME (EXPENSE)
Interest expense                                                     (16,331)       (8,070)        (23,318)      (15,844)
Interest income from unconsolidated affiliates                             3            94              15           202
Dividend income from unconsolidated affiliates                                       2,761           1,632         3,995
Interest income - other                                                1,626         1,358           5,771         2,973
Other, net                                                              (251)          (62)           (531)         (425)
                                                                ----------------------------  ----------------------------
          Other income  (expense)                                    (14,953)       (3,919)        (16,431)       (9,099)
                                                                ----------------------------  ----------------------------
INCOME BEFORE MINORITY INTEREST                                       93,437        46,127         146,376       116,381
MINORITY INTEREST                                                        (44)          (33)            (67)          (70)
                                                                ----------------------------  ----------------------------
NET INCOME                                                          $ 93,393      $ 46,094      $  146,309    $  116,311
                                                                ============================  ============================

                                See Notes to Unaudited Consolidated Financial Statements

                                          Enterprise Products Operating L.P.
                                         Statements of Consolidated Cash Flows
                                             (Dollar amounts in Thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                          2001              2000
                                                                                   -------------------------------------
OPERATING ACTIVITIES
Net income                                                                                  $146,309          $116,311
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                                           23,234            18,347
      Equity in income of unconsolidated affiliates                                          (11,061)          (18,540)
      Distributions received from unconsolidated affiliates                                   13,212            14,268
      Leases paid by EPCO                                                                      5,320             5,324
      Minority interest                                                                           67                70
      Gain (loss) on sale of assets                                                             (387)            2,303
      Changes in fair market value of financial instruments (See Note 7)                     (55,880)
      Net effect of changes in operating accounts                                            (30,611)           56,136
                                                                                   -------------------------------------
Operating activities cash flows                                                               90,203           194,219
                                                                                   -------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                         (57,090)         (154,246)
Proceeds from sale of assets                                                                     563                52
Business acquisitions, net of cash acquired                                                 (225,665)
Collection of notes receivable from unconsolidated affiliates                                                    6,519
Investments in and advances to unconsolidated affiliates                                    (115,282)           (3,040)
                                                                                   -------------------------------------
Investing activities cash flows                                                             (397,474)         (150,715)
                                                                                   -------------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                                    449,716           463,818
Long-term debt repayments                                                                                     (355,000)
Debt issuance costs                                                                           (3,125)           (2,759)
Cash distributions to partners                                                               (77,494)          (68,328)
Cash distributions to minority interest                                                          (45)
Cash contributions from minority interest                                                        110
Increase in restricted cash                                                                   (7,321)
                                                                                   -------------------------------------
Financing activities cash flows                                                              361,841            37,731
                                                                                   -------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       54,570            81,235
CASH AND CASH EQUIVALENTS, JANUARY 1                                                          58,446             5,159
                                                                                   -------------------------------------
CASH AND CASH EQUIVALENTS, JUNE 30                                                          $113,016          $ 86,394
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
                                      (Unaudited, amounts in thousands)

                                                                                  Partners' Equity
                                                                                    at June 30,
                                                                       ---------------------------------------
                                                                             2001                 2000
                                                                       ---------------------------------------
Limited Partners
        Balance, beginning of year                                           $  937,829             $791,279
        Net income                                                              144,831              115,137
        Leases paid by EPCO                                                       5,266                5,270
        Cash distributions                                                      (76,711)             (67,639)
                                                                       ------------------  -------------------
        Balance, end of period                                                1,011,215              844,047
                                                                       ------------------  -------------------

                                                                       ------------------  -------------------
Treasury Units                                                                   (4,727)              (4,727)
                                                                       ------------------  -------------------

General Partner
        Balance, beginning of year                                                9,569                8,074
        Net income                                                                1,478                1,174
        Leases paid by EPCO                                                          54                   54
        Cash distributions                                                         (783)                (690)
                                                                       ------------------  -------------------
        Balance, end of period                                                   10,318                8,612
                                                                       ------------------  -------------------

Accumulated Other Comprehensive Loss
        Balance, beginning of year
        Cumulative transition adjustment recorded on
           January 1, 2001 upon adoption of SFAS 133 (see Note 7)               (42,190)
        Reclassification of cumulative transition adjustment
           to earnings                                                           32,479
                                                                       ------------------
        Balance, end of period                                                   (9,711)
                                                                       ------------------

                                                                       ------------------  -------------------
        Total Partners' Equity                                               $1,007,095             $847,932
                                                                       ==================  ===================

                                                                             Other Comprehensive Income
                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                       ---------------------------------------
                                                                             2001                 2000
                                                                       ---------------------------------------
Net Income                                                                     $146,309             $116,311
Less:   Reclassification of cumulative transition adjustment
           from Accumulated Other Comprehensive Loss                             (9,711)
                                                                       ------------------  -------------------
Comprehensive Income                                                           $136,598             $116,311
                                                                       ==================  ===================

                          See Notes to Unaudited Consolidated Financial Statements

                                        Enterprise Products Operating L.P.
                               Notes to Unaudited Consolidated Financial Statements

1.    GENERAL

In the opinion of Enterprise Products Operating L.P.  (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2001 and consolidated results of operations, cash flows, partners' equity and comprehensive income for the three and six month periods ended June
30, 2001 and 2000.  Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These
unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K (File
No. 333-93239-01) for the year ended December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year due to the effects of, among other things, (a) seasonal variations in NGL and natural gas prices, (b) timing of maintenance and other expenditures and (c) acquisitions of assets and other interests.

Certain reclassifications have been made to prior years' financial statements to conform to the presentation of the current period financial statements.  These reclassifications do not affect historical earnings of the
Company.

Dollar amounts presented in the tabulations within the notes to the consolidated financial statements are stated
in thousands of dollars, unless otherwise indicated.

2.    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

The Company owns interests in a number of related businesses that are accounted for under the equity method or
cost method.   The investments in and advances to these unconsolidated affiliates are grouped according to the operating segment to which they relate.  For a general discussion of the Company's business segments, see Note
8.

At June 30, 2001, the Company's equity method investments (grouped by operating segment) included:

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
o        K/D/S Promix LLC ("Promix") -  a  33.33% interest in a NGL fractionation facility and related storage
         facilities located in south Louisiana.   The Company's investment includes excess cost over the
         underlying equity in the net assets of Promix of $8.0 million which is being amortized using the straight-line method over a period of 20 years.  The unamortized balance of excess cost over the underlying equity in the net assets of Promix was $7.2 million at June 30, 2001.

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
o        Belle Rose NGL Pipeline LLC  ("Belle Rose") - a 41.67% interest in a NGL pipeline system located in south Louisiana.
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
o        Neptune Pipeline Company LLC ("Neptune") - a 25.67% interest in a limited liability company owning a 99%
         interest in the Manta Ray and Nautilus natural gas gathering and transmission systems.
o        Nemo Gathering Company, LLC ("Nemo") - a 33.92% interest in a natural gas gathering system being
         constructed in the Gulf of Mexico offshore Louisiana.   The system is scheduled for completion during
         the third quarter of 2001.
o        Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp. (collectively, "Evangeline") - an approximate 49.5% aggregate interest in a natural gas pipeline system located in south Louisiana.  The
         Company acquired its interests in these entities as a result of the Acadian Gas, LLC acquisition (see
         Note 3 for a description of this acquisition).

       2001 Gulf of Mexico natural gas pipeline equity investments

     The Company acquired its equity interests in Ocean Breeze, Neptune, Nemo and Starfish and their underlying investments on January 29, 2001 from EPE using proceeds from the issuance of the $450 Million Senior Notes
     (see Note 5 for discussion of long-term debt).  The cash purchase price of the Ocean Breeze, Neptune and
     Nemo interests was $86.9 million with the purchase price of the Starfish interests being $25.1 million.

     As a result of its investment in Ocean Breeze and Neptune, the Company acquired a 25.67% interest in each of
     the Manta Ray and Nautilus systems and a 33.92% interest in the Nemo system.   Affiliates of Shell own an
     interest in all three systems, and an affiliate of Marathon Oil Company owns an interest in the Manta Ray and Nautilus systems.  The Manta Ray system comprises approximately  225 miles of pipeline with a capacity of 750 MMcf/d and related equipment, the Nautilus system comprises approximately 101 miles of pipeline with a capacity of 600 MMcf/d, and the Nemo system, when completed in the third quarter of 2001, will comprise
     approximately 24 miles of pipeline with a capacity of 300 MMcf/d.   Shell is responsible for the commercial
     and physical operations of these pipeline systems.

     The Company's investment in Ocean Breeze and Neptune includes excess cost over the underlying equity in the net assets of these entities of $22.7 million which is being amortized using the straight-line method over a period of 35 years (as a pipeline asset).  The  unamortized balance of excess cost over the underlying equity in the net assets of Ocean Breeze and Neptune was $22.4 million at June 30, 2001.  Likewise, the
     Company's investment in Nemo includes excess cost over the underlying equity in the net assets of  $0.8 million which will be amortized using the straight-line method over a period of 35 years (as a pipeline asset) when Nemo becomes operational during the third quarter of 2001.

     As a result of its investment in Starfish, the Company acquired a 50% interest in the Stingray system and a related onshore natural gas dehydration facility.  The Company's sole partner in Starfish is an affiliate of
     Shell.  The Stingray system comprises approximately 375 miles of pipeline with a capacity of 1.2 Bcf per day and is located offshore Louisiana in the Gulf of Mexico.  Shell is responsible for the commercial and physical operations of the Stingray system and related facilities.

     Historical information for periods prior to January 1, 2001 do reflect any impact associated with the
     Company's equity investments in Ocean Breeze, Neptune, Nemo and Starfish.   See Note 3 for combined pro
     forma impact of these investments on selected financial information of the Company.

     Octane Enhancement segment:

o        Belvieu Environmental Fuels ("BEF") - a 33.33% interest in a MTBE production facility located in southeast Texas.  The production of MTBE is driven by oxygenated fuels programs enacted under the federal Clean Air Act Amendments of 1990 and other legislation.  Any changes to these programs that enable localities to elect not to participate in these programs, lessen the requirements for oxygenates or favor the use of non-isobutane based oxygenated fuels reduce the demand for MTBE and could have an adverse effect on the Company's results of operations.

         In recent years, MTBE has been detected in water supplies.  The major source of the ground water contamination appears to be leaks from underground storage tanks.  Although these detections have been limited and the great majority have been well below levels of public health concern, there have been  calls for the phase-out of MTBE in motor gasoline in various federal and state governmental agencies and advisory bodies.

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

At June 30, 2001, the Company's investments in and advances to unconsolidated affiliates also includes Venice
Energy Services Company, LLC ("VESCO").  The VESCO investment consists of a 13.1% interest in a LLC owning a natural gas processing plant, fractionation facilities, storage, and gas gathering pipelines in Louisiana. This investment is accounted for using the cost method under the Processing segment.

The following table summarizes investments in and advances to unconsolidated affiliates at:

                                                  June 30,        December 31,
                                                    2001               2000
                                             -------------------------------------
Accounted for on equity basis:
     Fractionation:
        BRF                                             $30,210           $30,599
        BRPC                                             19,638            25,925
        Promix                                           48,214            48,670
     Pipeline:
        EPIK                                             15,467            15,998
        Wilprise                                          8,617             9,156
        Tri-States                                       27,238            27,138
        Belle Rose                                       11,591            11,653
        Dixie                                            38,179            38,138
        Starfish                                         26,763
        Ocean Breeze                                        960
        Neptune                                          76,282
        Nemo                                             10,814
        Evangeline                                        5,574
     Octane Enhancement:
        BEF                                              62,261            58,677
Accounted for on cost basis:
     Processing:
        VESCO                                            33,000            33,000
                                             -------------------------------------
     Total                                             $414,808          $298,954
                                             =====================================

The following table shows equity in income (loss) of unconsolidated affiliates for the periods indicated:

                                       For Three Months Ended                  For Six Months Ended
                                              June 30,                               June 30,
                                -------------------------------------  -------------------------------------
                                      2001               2000                 2001              2000
                                -------------------------------------  -------------------------------------
Fractionation:
      BRF                                 $   42            $   208              $    60           $   737
      BRPC                                   252                (29)                 404               (19)
      Promix                               1,396              1,546                1,789             3,208
Pipeline:
      EPIK                                  (172)               178               (1,094)            1,970
      Wilprise                                85                 74                 (137)              162
      Tri-States                             135                843                  100             1,521
      Belle Rose                              29                (30)                 (60)              149
      Dixie                                   69                                     960
      Starfish                             1,022                                   1,973
      Ocean Breeze                            12                                      14
      Neptune                              1,095                                   1,789
      Nemo                                     1                                      10
      Evangeline                            (149)                                   (149)
Octane Enhancement:
      BEF                                  5,233              8,307                5,402            10,812
                                -------------------------------------  -------------------------------------
      Total                               $9,050            $11,097              $11,061           $18,540
                                =====================================  =====================================

The following table presents summarized income statement information for the unconsolidated affiliates accounted for by the equity method for the periods indicated (on a 100% basis):

                                               Summarized Income Statement data for the Six Months ended
                             -----------------------------------------------------------------------------------------------
                                             June 30, 2001                                   June 30, 2000
                             ----------------------------------------------  -----------------------------------------------
                                               Operating         Net                           Operating          Net
                                Revenues        Income          Income          Revenues         Income         Income
                             ----------------------------------------------  -----------------------------------------------
Fractionation:
       BRF                         $  7,825       $    300        $   350           $  9,215       $ 2,222         $ 2,284
       BRPC                           6,833          1,232          1,347                             (187)            (65)
       Promix                        21,343          5,888          5,964             24,726        10,141          10,255
Pipeline:
       EPIK                           1,967         (1,782)        (1,725)            12,972         3,884           3,981
       Wilprise                         893           (378)          (367)             1,423           470             485
       Tri-States                     3,953            262            299              7,247         4,470           4,562
       Belle Rose                       554           (205)          (192)             1,266           366             366
       Dixie (a)                     24,036          8,301          4,829
       Starfish (b)                  13,467          4,390          3,916
       Ocean Breeze (b)                  87             87             65
       Neptune (b)                   16,747          8,648          8,581
       Nemo (b)                                        (42)            36
       Evangeline (c)                47,609          1,010           (144)
Octane Enhancement:
       BEF                          113,918         15,922         16,207            137,430        32,373          32,437
                             ----------------------------------------------  -----------------------------------------------
Total                              $259,232       $ 43,633        $39,166           $194,279       $53,739         $54,305
                             ==============================================  ===============================================

                                              Summarized Income Statement data for the Three Months ended
                             -----------------------------------------------------------------------------------------------
                                             June 30, 2001                                   June 30, 2000
                             ----------------------------------------------  -----------------------------------------------
                                               Operating         Net                           Operating          Net
                                Revenues        Income          Income          Revenues         Income         Income
                             ----------------------------------------------  -----------------------------------------------
Fractionation:
       BRF                         $  3,802        $   265        $   294          $  4,244        $   569         $   648
       BRPC                           3,400            793            842                             (187)            (99)
       Promix                        12,340          4,447          4,487            12,517          4,752           4,809
Pipeline:
       EPIK                             792           (375)          (348)            3,816            324             387
       Wilprise                         494            224            227               691            212             222
       Tri-States                     2,321            388            403             3,513          2,490           2,527
       Belle Rose                       407             13             21               409            (64)            (64)
       Dixie (a)                      8,799          2,001          1,124
       Starfish (b)                   7,051          2,571          2,299
       Ocean Breeze (b)                  53             39             39
       Neptune (b)                    9,362          5,223          5,195
       Nemo (b)                                        (27)             2
       Evangeline (c)                47,609          1,010           (144)
Octane Enhancement:
       BEF                           76,054         15,509         15,700            84,097         24,766          24,921
                             ----------------------------------------------  -----------------------------------------------
Total                              $172,484        $32,081        $30,141          $109,287        $32,862         $33,351
                             ==============================================  ===============================================

Notes to Summarized Income Statement data tables:
(a)    Dixie became an equity method investment in October 2000.
(b)    These entities became equity method investments of the Company beginning in January 2001.
(c)    This entity became an equity method investment of the Company in April 2001 as a result of the Acadian Gas acquisition (see Note 3).

3.    ACQUISITIONS

Since January 1, 2001, the Company has invested approximately $338 million (net of cash acquired) in natural gas
pipeline businesses.   These include:

o        a combined $112 million in Ocean Breeze, Neptune, Nemo and Starfish (see Note 2 for a discussion of these equity investments); and,
o        an initial $226 million for the purchase of Acadian Gas, LLC ("Acadian Gas").

Acquisition of Acadian Gas

On April 2, 2001, the Company acquired Acadian Gas from Shell US Gas and Power LLC, an affiliate of Shell, for
approximately $226 million in cash using proceeds from the issuance of the $450 Million Senior Notes.   The cash
purchase price is subject to certain post-closing adjustments expected to be completed during the third quarter
of 2001 (see below).   The effective date of the transaction was April 1, 2001.

Acadian Gas is involved in the purchase, sale, transportation and storage of natural gas in Louisiana.   Acadian
Gas' assets are comprised of the 438-mile Acadian, 577-mile Cypress and 27-mile Evangeline natural gas pipeline
systems, which together have over 1.1 Bcf/d of capacity.   These natural gas pipeline systems are wholly-owned by
Acadian Gas with the exception of the Evangeline system in which Acadian Gas owns an aggregate 49.5% interest.
The assets acquired include a leased natural gas storage facility located in Napoleonville, Louisiana.

The Acadian, Cypress and Evangeline systems link supplies of natural gas from onshore developments and, through connections with offshore pipelines, Gulf of Mexico production to local gas distribution companies, electric generation and industrial customers, including those in the Baton Rouge-New Orleans-Mississippi River corridor.
In addition, these systems have interconnects with 12 interstate and four intrastate pipelines and a bi-directional interconnect with the U.S. natural gas marketplace at Henry Hub.

The Acadian Gas acquisition was accounted for under the purchase method of accounting and, accordingly, the initial purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at April 1, 2001, as follows:

Current assets                                            $ 83,123
Investments in unconsolidated affiliates                     2,723
Property, plant and equipment                              220,856
Current liabilities                                        (79,577)
Other long-term liabilities                                 (1,460)
                                                    ---------------
    Total purchase price                                  $225,665
                                                    ===============

The balances related to the Acadian Gas acquisition included in the consolidated balance sheet dated June 30,
2001 are based upon preliminary information and are subject to change as additional information is obtained.  As noted earlier, the initial purchase price is subject to certain post-closing adjustments attributable to working capital items expected to be finalized during the third quarter of 2001.

Historical information for periods prior to April 1, 2001 do not reflect any impact associated with the Acadian
Gas acquisition.

Pro Forma effect of Acadian Gas acquisition and recently acquired equity investments

The following table presents selected unaudited pro forma information for the three month period ended June 30,
2000 and six month periods ended June 30, 2001 and 2000 as if the acquisition of the Acadian Gas natural gas pipeline systems had been made as of the beginning of the years presented.  This table also incorporates selected unaudited pro forma information for the three and six month periods ended June 30, 2000 relating to the Company's equity investments in Starfish, Ocean Breeze and Neptune.

The pro forma information is based upon information currently available to and certain estimates and assumptions by management and, as a result, are not necessarily indicative of the financial results of the Company had the transactions actually occurred on these dates.  Likewise, the unaudited pro forma information is not necessarily indicative of future financial results of the Company.

                                                   Three Months              Six Months Ended
                                                      Ended                      June 30,
                                                                   -------------------------------------
                                                  June 30, 2000          2001               2000
                                                --------------------------------------------------------

Revenues                                                  $756,769        $2,018,700         $1,608,252
                                                ========================================================

Income before extraordinary item
   and minority interest                                  $ 45,502        $  150,660         $  115,187
                                                ========================================================

Net income                                                $ 45,041        $  150,593         $  114,022
                                                ========================================================

4.       RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, " Business Combinations", and SFAS No. 142,
"Goodwill and Other Intangible Assets".   SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for
by the purchase method that are completed after June 30, 2001.   There are also transition provisions that apply
to business combinations completed before July 1, 2001, that were accounted for by the purchase method.  SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.  The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

5.    LONG-TERM DEBT

Long-term debt consisted of the following at:

                                                                                 June 30,         December 31,
                                                                                   2001               2000
                                                                            ---------------------------------------
Borrowings under:
     $350 Million Senior Notes, 8.25% fixed rate, due March 2005                      350,000             350,000
     $54 Million MBFC Loan, 8.70% fixed rate, due March 2010                           54,000              54,000
     $450 Million Senior Notes, 7.50% fixed rate, due February 2011                   450,000
                                                                            ---------------------------------------
            Total principal amount                                                    854,000             404,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                               2,015
Less unamortized discount on:
     $350 Million Senior Notes                                                           (135)               (153)
     $450 Million Senior Notes                                                           (272)
Less current maturities of long-term debt
                                                                            ---------------------------------------
            Long-term debt                                                           $855,608            $403,847
                                                                            =======================================

The Company has the ability to borrow under the terms of its $250 Million Multi-Year Credit Facility and  $150
Million 364-Day Credit Facility.   No amount was outstanding under either of these two revolving credit facilities at June 30, 2001 or December 31, 2000.

At June 30, 2001, the Company had a total of $75 million of standby letters of credit capacity under its $250
Million Multi-Year Credit Facility of which $19.9 million was outstanding.

$450 Million Senior Notes.  On January 24, 2001, the Company completed a public offering of $450 million in principal amount of 7.50% fixed-rate Senior Notes due February 1, 2011 at a price to the public of 99.937% per
Senior Note (the "$450 Million Senior Notes").  The Company received proceeds, net of underwriting discounts and
commissions, of approximately $446.8 million.   The proceeds from this offering were used to acquire the Acadian
Gas, Ocean Breeze, Neptune, Nemo and Starfish natural gas pipeline systems for $336 million and to finance the cost to construct certain NGL pipelines and related projects and for working capital and other general partnership purposes.

The $450 Million Senior Notes were issued under the indenture agreement dated March 15, 2000 which is also
applicable to the $350 Million Senior Notes and therefore are subject to similar covenants and terms.   As with
the $350 Million Senior Notes, the $450 Million Senior Notes:

          -    are subject to a make-whole redemption right;
          -    are an unsecured  obligation  and rank equally with  existing and future  unsecured and  unsubordinated  indebtedness and senior to any future subordinated indebtedness; and,
          -    are  guaranteed by the Limited  Partner  through an unsecured and unsubordinated guarantee.

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
The Company was in compliance with the restrictive covenants associated with all of its fixed-rate and variable-rate debt instruments at June 30, 2001.

Increase in fair value of fixed-rate debt.  Upon adoption of Statement of Financial Accounting Standards No. 133
("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted) on
January 1, 2001, the Company recorded a $2.3 million non-cash increase in the fair value of its fixed-rate debt.
SFAS 133 required that the Company's interest rate swaps and their associated hedged fixed-rate debt be recorded
at fair value upon adoption of the standard.   After adoption of the standard, the interest rate swaps were dedesignated due to differences in the estimated maturity dates of the interest rate swaps versus the fixed-rate debt.  As a result, the fair value of the hedged fixed-rate debt will not be adjusted for future changes in fair value and the $2.3 million increase in the fair value of the debt will be amortized to earnings over the remaining life of the fixed-rate debt to which it applies, which approximates 10 years.  The fair value adjustment of $2.3 million is not a cash obligation of the Company and does not alter the amount of the Company's
indebtedness.    See Note 7 for additional information concerning the Company's financial instruments.

6.    SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                                Six Months Ended
                                                                    June 30,
                                                        ----------------------------------
                                                              2001             2000
                                                        ----------------------------------
(Increase) decrease in:
     Accounts receivable                                       $ 96,064          $65,821
     Inventories                                                    522         (104,477)
     Prepaid and other current assets                           (10,843)           3,154
     Intangible assets                                                            (3,736)
     Other assets                                                  (118)          (1,890)
Increase (decrease) in:
     Accounts payable                                           (55,682)         (64,725)
     Accrued gas payable                                        (78,008)         168,683
     Accrued expenses                                           (10,550)         (11,965)
     Other current liabilities                                   27,817            5,907
     Other liabilities                                              187             (636)
                                                        ----------------------------------
Net effect of changes in operating accounts                    $(30,611)         $56,136
                                                        ==================================

Business acquisitions (net of cash received) for the 2001 period reflects a net $226 million paid to an affiliate
of Shell for Acadian Gas.   Investments in and advances to unconsolidated affiliates for the 2001 period reflects
$112 million paid to EPE for equity interests in various Gulf of Mexico natural gas pipeline systems.  Capital expenditures for 2000 included $99.5 million for the purchase of the Lou-Tex Propylene Pipeline and related assets.

As a result of the Company's adoption of SFAS 133 on January 1, 2001, the Company records various financial
instruments relating to interest rate and commodity positions at their respective fair values.   For the six
months ended June 30, 2001, the Company recognized a net $55.9 million in non-cash mark-to-market gains related to increases in the fair value of these  financial instruments ($52.5 million of this amount was attributable to
commodity  financial instruments with the remainder resulting from interest rate hedging activities).   See Note
7 below for a further description of the Company's  financial instruments.

Cash and cash equivalents at June 30, 2001 per the Statements of Consolidated Cash Flows excludes $7.3 million of restricted cash associated with commodity hedging activities.

7. FINANCIAL INSTRUMENTS

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

The Company has adopted a commercial policy to manage its exposure to the risks generated by its gas processing
and related NGL and natural gas businesses.   The objective of this policy is to assist the Company in achieving its profitability goals while maintaining a portfolio of conservative risk, defined as remaining within the position limits established by the General Partner.  The Company enters into risk management transactions to manage price risk, basis risk, physical risk, or other risks related to the energy commodities on both a short-term (less than 30 days) and long-term basis, not to exceed 18 months.  The General Partner oversees the strategies of the Company associated with physical and financial risks, approves specific activities of the
Company subject to the policy (including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policy.

On January 1, 2001, the Company adopted SFAS 133 which required the Company to record the fair market value of
the commodity financial instruments on the balance sheet based upon then current market conditions.   The fair
market value of the then outstanding commodity financial instruments was a net liability of $42.2 million (the
"cumulative transition adjustment") with an offsetting equal amount recorded in Other Comprehensive Income.   The
amounts in Other Comprehensive Income are reclassified to earnings in the accounting period associated with the
hedged transaction (e.g.  production month).   The $42.2 million cumulative transition adjustment was or will be reclassified to earnings as follows:

          -    $21.7 million during the first quarter of 2001;
          -    $10.7 million during the second quarter of 2001;
          -    $7.3 million during the third quarter of 2001; with the remaining
          -    $2.5 million reclassified during the fourth quarter of 2001.

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

The Company has entered into commodity financial instruments for time periods extending through June 2002.  These commodity financial instruments may not qualify for hedge accounting treatment under the specific guidelines of
SFAS 133.  The Company continues to refer to these financial instruments as hedges in as much as this was the
intent when such contracts were executed.   This characterization is consistent with the actual economic performance of the contracts and the Company expects these financial instruments to continue to mitigate
commodity price risk in the future.   The specific accounting for these contracts, however, is consistent with
the requirements of SFAS 133.    As such, if these contracts do not qualify for hedge accounting under the specific guidelines of SFAS 133, the change in fair value of these commodity financial instruments will be reflected on the balance sheet and in earnings (i.e., mark-to-market accounting treatment).

The following table shows the impact of commodity financial instruments on earnings for the three and six months ended June 30, 2001:

                                              For the Three       For the Six
                                               Months Ended       Months Ended
                                                 June 30,           June 30,
                                                   2001               2001
                                            --------------------------------------
End of period non-cash mark-to-market
  accounting adjustments                                 $39.0              $52.5
Net Gains (losses) on early closeouts
  and settlements                                         25.7               17.8
                                            --------------------------------------
Net gain (loss) recorded in
  earnings                                               $64.7              $70.3
                                            ======================================

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

On January 1, 2001, the Company adopted SFAS 133 which required the Company to record the fair market value of the interest rate swaps on the balance sheet since the swaps were considered fair value hedges.  SFAS 133 required that management determine  (at the standard's adoption date) (a) the fair value of the swaps based upon then current market conditions and (b) the estimated maturity date of the swaps (including an estimate of the impact of any early termination clauses).  The recording of the fair market value of the swaps was offset by an equal increase in the fair value of the associated hedged debt instruments and, therefore, had no impact on
earnings upon transition.   See Note 5 for further information regarding the impact of SFAS 133 on the Company's fixed-rate long-term debt.

After adoption, the interest rate swaps were dedesignated as hedging instruments due to differences between the maturity dates of the swaps and the associated hedged debt instruments.  Dedesignation means that the financial instrument (in this case, the interest rate swaps) will not be accounted for using hedge accounting under SFAS
133.   Upon dedesignation, any future changes in the fair value of the interest rate swap agreements will be
recorded on the balance sheet through earnings.    Dedesignation also entails that the previously associated
hedged item (in this case, the debt instrument) will not be adjusted for future changes in its fair value.   As a
result, the $2.3 million change in fair value of the debt instrument recorded at the adoption date of SFAS 133 will be amortized to earnings over the life of the previously associated debt instrument of approximately 10 years.

Despite the dedesignation of the interest rate swaps, these financial instruments continue to be effective in
achieving the risk management objectives for which they were intended.   Interest expense for 2001 includes a
$5.5 million benefit related to a change in fair value of the Company's interest rate swaps.   The change in fair
value of the interest rate swaps does not represent a cash gain or loss for the Company.   The actual cash gain
or loss on the interest rate swap agreements will be based upon market interest rates in effect on the specified
settlement dates in the swap agreements.   The $5.5 million benefit is primarily due to the decision of one counterparty not to exercise its early termination right under its swap agreement with the Company and, to a lesser extent, lower overall borrowing rates.

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

8.    SEGMENT INFORMATION

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

The Company has five reportable operating segments:  Fractionation, Pipeline, Processing, Octane Enhancement and
Other.  The reportable segments are generally organized according to the type of services rendered (or process employed) and products produced and/or sold, as applicable. The segments are regularly evaluated by the Chief
Executive Officer of the General Partner.  Fractionation includes NGL fractionation, butane isomerization
(converting normal butane into high purity isobutane) and polymer grade propylene fractionation services.
Pipeline consists of  both liquids and natural gas pipeline systems, storage and import/export terminal
services.   Processing includes the natural gas processing business and its related NGL merchant activities.
Octane Enhancement represents the Company's 33.33% ownership interest in a facility that produces motor gasoline
additives to enhance octane (currently producing MTBE).   The Other operating segment consists of fee-based
marketing services and other plant support functions.

The Company evaluates segment performance based on of gross operating margin.  Gross operating margin reported for each segment represents operating income before depreciation and amortization, lease expense obligations
retained by EPCO, gains and losses on the sale of assets and general and administrative expenses.   In addition,
segment gross operating margin is exclusive of interest expense, interest income (from unconsolidated affiliates or others), dividend income from unconsolidated affiliates, minority interest, extraordinary charges and other income and expense transactions.  The Company's equity earnings from unconsolidated affiliates are included in segment gross operating margin.

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

                                                      Operating Segments                            Adjs.
                               ------------------------------------------------------------------
                                                                          Octane                     and         Consol.
                               Fractionation  Pipelines    Processing  Enhancement     Other        Elims.       Totals
                               ---------------------------------------------------------------------------------------------
Revenues from
   external customers
   for three months ended:
     June 30, 2001                  $86,566      $178,958     $693,242                      $631                   $959,397
     June 30, 2000                   97,004        16,914      478,244                       751                    592,913
   for six months ended:
     June 30, 2001                  176,245       186,145    1,432,011                     1,311                  1,795,712
     June 30, 2000                  188,901        23,926    1,125,101                     1,266                  1,339,194

Intersegment revenues
   for three months ended:
     June 30, 2001                   44,133        24,631      131,657                        96   $(200,517)
     June 30, 2000                   47,264        14,826      139,654                        94    (201,838)
   for six months ended:
     June 30, 2001                   85,785        45,410      241,966                       191    (373,352)
     June 30, 2000                   82,729        28,025      281,885                       188    (392,827)

Equity income in
   unconsolidated affiliates:
   for three months ended:
     June 30, 2001                    1,692         2,125                    $5,233                                   9,050
     June 30, 2000                    1,725         1,065                     8,307                                  11,097
   for six months ended:
     June 30, 2001                    2,253         3,406                     5,402                                  11,061
     June 30, 2000                    3,926         3,802                    10,812                                  18,540

Total revenues
   for three months ended:
     June 30, 2001                  132,391       205,714      824,899        5,233          727    (200,517)       968,447
     June 30, 2000                  145,993        32,805      617,898        8,307          845    (201,838)       604,010
   for six months ended:
     June 30, 2001                  264,283       234,961    1,673,977        5,402        1,502    (373,352)     1,806,773
     June 30, 2000                  275,556        55,753    1,406,986       10,812        1,454    (392,827)     1,357,734

Gross operating margin
   by segment
   for three months ended:
     June 30, 2001                   32,803        24,696       68,112        5,233          411                    131,255
     June 30, 2000                   29,591        14,192       18,486        8,307          872                     71,448
   for six months ended:
     June 30, 2001                   58,471        42,819       96,510        5,402          946                    204,148
     June 30, 2000                   63,922        28,827       58,040       10,812        1,426                    163,027

Segment property at:
     June 30, 2001                  357,142       670,311      125,657                     7,884      71,798      1,232,792
     December 31, 2000              356,207       448,920      126,895                     8,942      34,358        975,322

Investments in and advances
   to unconsolidated
   affiliates at:
     June 30, 2001                   98,062       221,485       33,000       62,261                                 414,808
     December 31, 2000              105,194       102,083       33,000       58,677                                 298,954

All consolidated revenues were earned in the United States.   The operations of the Company are centered along
the Texas, Louisiana and Mississippi Gulf Coast areas.

A reconciliation of segment gross operating margin to consolidated income before minority interest follows:

                                                           For Three Months Ended               For Six Months Ended
                                                                  June 30,                            June 30,
                                                      ---------------------------------   ---------------------------------
                                                            2001            2000               2001             2000
                                                      ---------------------------------   ---------------------------------
Total segment gross operating margin                         $131,255         $71,448           $204,148         $163,027
    Depreciation and amortization                             (11,793)         (8,754)           (21,822)         (16,878)
    Retained lease expense, net                                (2,660)         (2,687)            (5,320)          (5,324)
    Loss (gain) on sale of assets                                   6          (2,303)               387           (2,303)
    Selling, general and administrative                        (8,418)         (7,658)           (14,586)         (13,042)
                                                      ---------------------------------   ---------------------------------
Consolidated operating income                                 108,390          50,046            162,807          125,480
    Interest expense                                          (16,331)         (8,070)           (23,318)         (15,844)
    Interest income from unconsolidated affiliates                  3              94                 15              202
    Dividend income from unconsolidated affiliates                              2,761              1,632            3,995
    Interest income - other                                     1,626           1,358              5,771            2,973
    Other, net                                                   (251)            (62)              (531)            (425)
                                                      ---------------------------------   ---------------------------------
Consolidated income before minority interest                 $ 93,437         $46,127           $146,376         $116,381
                                                      =================================   =================================

                        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                   AND RESULTS OF OPERATIONS.

                               For the Interim Periods ended June 30, 2001 and 2000

         The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Enterprise Products Operating L.P. (the "Company") included elsewhere herein.

Cautionary Statement regarding Forward-Looking Information

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

Risk Factors

         An investment in the Company's securities involves a degree of risk.  Among the key risk factors that may have a direct bearing on the Company's results of operations and financial condition are: (a) competitive practices in the industries in which the Company competes,  (b) fluctuations in oil, natural gas, and NGL prices and production due to weather and other natural and market forces, (c) operational and systems risks, (d)
environmental liabilities that are not covered by indemnity or insurance, (e) the impact of current and future laws and governmental regulations (including environmental regulations) affecting the NGL industry in general, and the Company's operations in particular, (f) loss of a significant customer, (g) the use of financial instruments to hedge commodity and interest rate risks and (h) failure to complete one or more new projects on time or within budget.

         The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, market
uncertainty and a variety of additional factors that are beyond the Company's control.   These factors include
the level of domestic oil, natural gas and NGL production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels and products, fluctuating and seasonal demand for oil, natural gas and NGLs and conservation and the extent of governmental regulation of production and the overall economic environment.

         The products that the Company processes, sells or transports are principally used as feedstocks in petrochemical manufacturing and in the production of motor gasoline and as fuel for residential and commercial heating.  A reduction in demand for the Company's products or processing or transportation services by the petrochemical, refining or heating industries, whether because of general economic conditions, reduced demand by consumers for the end products made with NGL products, increased competition from petroleum-based products due to pricing differences, adverse weather conditions, governmental regulations affecting prices and production levels of natural gas or the content of motor gasoline or other reasons, could have a negative impact on the Company's
results of operations.   A material decrease in natural gas production or crude oil refining, as a result of depressed commodity prices or otherwise, or a decrease in imports of mixed butanes, could result in a decline in the volumes of NGLs processed or sold by the Company, thereby reducing revenue and operating income.

         In addition, the Company's expectations regarding its future capital expenditures as described in
"Liquidity and Capital Resources" are only its forecasts regarding these matters.  These forecasts may be substantially different from actual results due to various uncertainties including the following key factors:
(a) the accuracy of the Company's estimates regarding its spending requirements, (b) the occurrence of any unanticipated acquisition opportunities, (c) the need to replace any unanticipated losses in capital assets, (d)
changes in the strategic direction of the Company and (e) unanticipated legal, regulatory and contractual impediments with regards to its construction projects.

         For a further description of the risks of owning the Company's securities, see the Limited Partner's registration documents  filed with the SEC on Form S-1/A dated July 21,1998 and the Company's Form S-3 dated
December 21, 1999 and Form S-3 dated February 23, 2001 (altogether with any amendments thereto).

Company Overview

         The Company was formed on April 9, 1998 as a Delaware limited partnership to acquire, own and operate
the NGL processing and distribution assets of Enterprise Products Company ("EPCO").   The Company conducts
substantially all of the business of its publicly-traded (NYSE, symbol "EPD") limited partner, Enterprise
Products Partners L.P. (the "Limited Partner"), which owns 98.9899% of the Company's equity interests.
Enterprise Products GP, LLC (the "General Partner") is the Company's general partner and owns 1.0101%  of the
Company's equity interests.  Both the Limited Partner and the General Partner are subsidiaries of EPCO.  The principal executive office of the Company is located at 2727 North Loop West, Houston, Texas, 77008-1038, and the
telephone number of that office is 713-880-6500.

         The Company is a leading North American provider of a wide range of midstream energy services to its
customers along the central and western Gulf Coast.   The Company's services include the:

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

         The Company's operations in Louisiana and Mississippi include varying interests in twelve natural gas processing plants with a combined capacity of 11.6 Bcf/d and net capacity of 3.2 Bcf/d, six NGL fractionation facilities with a combined net processing capacity of 159 MBPD and a propylene fractionation facility with a net capacity of 7 MBPD.

         The Company owns, operates or has an interest in approximately 65.0 million barrels of gross NGL and petrochemical storage capacity (44.3 million barrels of net capacity) in Texas, Louisiana and Mississippi that
are an integral part of its processing operations.   The Company also leases and operates one of only two
commercial NGL import/export terminals on the Gulf Coast.    In addition, the Company has operating and
non-operating ownership interests in over 2,900 miles of NGL and petrochemical pipelines.

         Beginning in January 2001, the Company owns varying equity interests in four Gulf of Mexico offshore
Louisiana natural gas pipeline systems totaling 725  miles of pipeline (with an aggregate gross capacity of 2.85
Bcf/d) and related assets.   These equity interests were purchased from EPE at a cost of approximately $112
million.   With the completion of the Acadian Gas, LLC ("Acadian Gas") acquisition in April 2001, the Company now owns varying interests in an additional 1,042 miles of natural gas pipeline systems (with an aggregate gross capacity of over 1.1 Bcf/d) and related facilities located in south Louisiana.  For additional information regarding these recent investments and business acquisitions, see "Recent acquisitions and other investments"
below.

         The Company's operating margins are primarily derived from services provided to its tolling customers and from merchant activities.  In its tolling operations, the Company is paid a fee based on volumes processed, transported, stored or handled.  The Company generally does not take title to products as part of its tolling operations; however, in those instances where title to products does transfer to the Company, the Company generally matches the timing and purchase price of the products with those of the sale of the products so as to reduce or eliminate exposure to fluctuations in commodity prices.  Examples of the Company's tolling operations include the Gulf of Mexico natural gas pipelines, NGL fractionation services, isomerization tolling arrangements, propylene fractionation, liquids pipeline transportation services and fee-based marketing services.  In addition, the Company's newly acquired natural gas pipeline businesses are viewed as fee-based operations.  See "Recent acquisitions and other investments" below for a further discussion of the impact of commodity price risk on these operations.

         In its merchant activities, the Company is exposed to fluctuations in commodity prices.  In the
Company's isobutane merchant business (and to a certain extent its propylene fractionation activities), the
Company takes title to feedstock products and sells processed end products. The Company's profitability from this type of merchant activity is dependent upon the prices of feedstocks and end products, which may vary on a seasonal basis.  In order to limit the exposure to commodity price fluctuations in these business areas, the
Company attempts to match the timing and price of its feedstock purchases with those of the sales of end products.  Operating margins from the Company's natural gas processing (and related merchant businesses) are generally derived from the price spread earned on the sale of purity NGL products extracted from natural gas stream.  To the extent the Company takes title to the NGLs removed from the natural gas stream and reimburses the producer for the reduction in the Btu content and/or the natural gas used as fuel (the "PTR" or "shrinkage"), the
Company's operating margins are affected by the prices of NGLs and natural gas.  As part of its natural gas processing and related merchant activities, the Company uses commodity financial instruments to reduce its exposure to the market risks associated with changes in natural gas and NGL prices.

Recent acquisitions and other investments

         Natural gas pipelines

         General.  Since January 1, 2001, the Company has invested approximately $338 million (net of cash
acquired) in natural gas pipeline businesses.   These include an initial $226 million paid to Shell for the purchase of Acadian Gas (an onshore Louisiana system) and a combined $112 million paid to EPE for equity interests in four Gulf of Mexico natural gas pipelines (primarily offshore Louisiana systems).  The acquisition of these natural gas pipeline businesses from EPE and Shell represents a strategic investment for the Company.
Management believes that these assets have attractive growth attributes given the expected long-term increase in natural gas demand for industrial and power generation uses.  In addition, these assets extend the Company's midstream energy service relationship with long-term NGL customers (producers, petrochemical suppliers and refineries) and provide opportunities for enhanced services to customers as well as generating additional fee-based cash flows.  These businesses will be accounted for as part of the Company's Pipeline segment.

         Natural gas pipeline systems receive natural gas from producers, other pipelines or shippers through
system interconnects and redeliver the natural gas at other points.   Generally, natural gas transportation
agreements provide these systems with a fee per unit of volume (generally in MMBtus) transported.  Natural gas pipeline businesses (such as those of Acadian Gas) may also involve gathering and purchasing natural gas from producers and suppliers and transporting and reselling such natural gas to electric utility companies, local distribution companies, industrial customers, affiliates of other pipeline and gas marketing companies as well as
transporting and gathering natural gas for shippers on a fee basis.    Overall, the Company's Gulf of Mexico
systems do not take title to the natural gas that they transport; the shipper retains title and the associated
commodity price risk.   In the Company's Acadian Gas operations, it does take title to natural gas streams and is exposed to commodity price risk through its natural gas inventories and certain of its contracts.

         The results of operation for the six months ended June 30, 2001 include three month's impact of the
Acadian Gas acquisition and six month's impact of the Gulf of Mexico natural gas pipelines.   See Note 3 of the
Notes to Unaudited Consolidated Financial Statements for selected pro forma financial data regarding these transactions as if they had both occurred on January 1, 2001 and 2000.

         Acadian Gas.  On April 2, 2001, the Company acquired Acadian Gas from Shell US Gas and Power LLC, an affiliate of Shell, for approximately $226 million in cash using proceeds from the issuance of the $450 Million
Senior Notes.   The cash purchase price is subject to certain post-closing adjustments expected to be completed
during the third quarter of 2001.   The effective date of the transaction was April 1, 2001.

         Acadian Gas is involved in the purchase, sale, transportation and storage of natural gas in Louisiana.
Acadian Gas' assets are comprised of the 438-mile Acadian, 577-mile Cypress and 27-mile Evangeline natural gas
pipeline systems, which together have over 1.1 Bcf/d of capacity.   These natural gas pipeline systems are
wholly-owned by Acadian Gas with the exception of the Evangeline system in which Acadian Gas holds an approximate
49.5% interest. The assets acquired include a leased natural gas storage facility located in Napoleonville,
Louisiana.

         The Acadian, Cypress and Evangeline systems link supplies of natural gas from onshore developments and, through connections with offshore pipelines, Gulf of Mexico production to local gas distribution companies, electric generation and industrial customers, including those in the Baton Rouge-New Orleans-Mississippi River corridor.  In addition, these systems have interconnects with 12 interstate and four intrastate pipelines and a bi-directional interconnect with the U.S. natural gas marketplace at Henry Hub.

         Interests in four Gulf of Mexico natural gas pipeline systems.  On January 29, 2001, the Company purchased equity interests in four Gulf of Mexico natural gas pipeline systems and related assets from EPE for
$112 million, after taking into account certain post-closing adjustments completed in the second quarter of
2001.

         The Company acquired a 50% equity interest in Starfish Pipeline Company LLC ("Starfish") which owns the
Stingray natural gas pipeline system and a related natural gas dehydration facility.    The Stingray system is a
375-mile FERC-regulated natural gas pipeline system that transports natural gas and injected condensate from certain production areas offshore Louisiana in the Gulf of Mexico to onshore transmission systems located in
south Louisiana.   The natural gas dehydration facility is connected to the onshore terminal of the Stingray system in south Louisiana.

         In addition to Starfish, the Company acquired a 25.67% equity interest in Ocean Breeze Pipeline Company
LLC ("Ocean Breeze") and Neptune Pipeline Company LLC ("Neptune") as well as a 33.92% equity interest in Nemo
Gathering Company, LLC ("Nemo").   Ocean Breeze and Neptune collectively own the Manta Ray and Nautilus natural gas gathering and transmission systems located in the Gulf of Mexico offshore Louisiana.  The Manta Ray system comprises approximately 225 miles of unregulated pipelines with a capacity of 750 MMcf/d and related equipment, the Nautilus system comprises approximately 101 miles of FERC-regulated pipelines with a capacity of 600 MMcf/d, and the Nemo system, when completed in the fourth quarter of 2001, will comprise approximately 24 miles of pipeline with a capacity of 300 MMcf/d.

         Affiliates of Shell own the remaining equity interests in Starfish and varying interests in Ocean
Breeze, Neptune and Nemo.   An affiliate of Marathon Oil Company owns an interest in Ocean Breeze and Neptune.
In addition, Shell is the operator of the assets held by Starfish, Ocean Breeze, Neptune and Nemo.

         These natural gas pipeline systems and related assets are strategically located to serve continental shelf and deepwater developments in the central Gulf of Mexico.  Management believes that the equity interests acquired from EPE complement and integrate well with those of the Acadian Gas acquisition.  These investments are expected to benefit the Company's midstream focus by:

o        broadening its midstream business by providing additional services to customers; and by
o        contributing to the Company's ability to obtain anticipated increases in natural gas production from deepwater Gulf of Mexico development.

Management believes that these assets have a significant upside potential, since Shell and Marathon have dedicated production from over 1,000 square miles of Gulf of Mexico offshore Louisiana natural gas leases to these systems and only a small portion of this total has been developed to date.

         Regulatory environment of natural gas systems.  The Stingray and Nautilus natural gas pipeline systems are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.  Each system operates under separate FERC approved tariffs that establish rates, terms and conditions under which each system provides services to its customers.  Generally, the FERC's authority extends to:

o        transportation of natural gas, rates and charges;
o        certification and construction of new facilities;
o        extension or abandonment of services and facilities;
o        maintenance of accounts and records;
o        depreciation and amortization policies;
o        acquisition and disposition of facilities;
o        initiation and discontinuation of services; and
o        various other matters.

As noted above, the Stingray and Nautilus systems have tariffs established through filings with the FERC that have a variety of terms and conditions, each of which affect the operations of each system and their ability to
recover fees for the services they provide.   Generally, changes to these fees or terms can only be implemented upon approval by the FERC.

         Collectively, the Acadian Gas and Gulf of Mexico pipeline systems acquired by the Company are subject to
various governmental and environmental legislation.   Each of these systems has a continuing program of
inspection designed to ensure compliance with such legislation including pollution control and pipeline safety requirements. The Company believes that these systems are in substantial compliance with the applicable requirements.

         Equistar storage facility

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

Current Business Environment

         The second quarter of 2001 was a period of recovery for the NGL industry.    The decline in natural gas
prices from the record levels of the first quarter of 2001 resulted in increased NGL extraction rates throughout the industry.  Consequently, the Company saw a rebound in NGL volumes available for fractionation and/or transportation.

         At the Company's gas processing facilities, equity NGL production volumes increased from the 46 MBPD of
the first quarter of 2001 to 63 MBPD in the second quarter of 2001.    Natural gas prices, which approached $10
per MMBtu in January 2001, fell to nearly $3 per MMBtu during July 2001.    The price of natural gas relative to
the price of NGLs plays a major role in gas processing costs since high natural gas prices result in increased
fuel and shrinkage costs which may, at times, exceed the value of the NGLs extracted from the gas.   The low
equity NGL production rate seen in the first quarter was the result of minimal NGL extraction caused by the abnormally high cost of natural gas.  As natural gas prices moderated in the second quarter, NGL extraction rates at the Company's processing facilities and those of other industry participants increased resulting in additional volumes throughout its NGL value chain.

         In the second quarter of 2001, NGL prices declined along with those of other forms of energy.   The
resultant loss of value has been mitigated (or in some cases, reversed) by the Company's hedging activities.
During the third quarter of 2001, the Company expects that natural gas prices will generally weaken and that NGL
prices will stabilize.   In light of these expectations, management continues to monitor its commodity financial instruments portfolio due to the volatility of the energy markets.  Third quarter equity NGL production is expected to approximate 75 MBPD.

         The Company's recently acquired natural gas pipeline businesses (i.e. Acadian Gas and the Gulf of Mexico
joint ventures) have experienced strong demand for their services.   In response to the long-term expected
increase in natural gas demand, many producers have stepped up their drilling activities resulting in an increase
in natural gas volumes available for transportation.   Producers believe that natural gas demand will increase
near-term due to new gas-fired electric generation facilities commencing operations and a rebound in industrial
and commercial demand with the moderation of natural gas prices and an improving economy.   Conversely, any
material downturn in either the domestic or global economy or long-term decrease in natural gas pricing below
$2.75 to $3.00 per MMBTU could result in decreased drilling activities.   Barring the latter scenario, the
Company's natural gas pipelines expect to maintain or grow their current throughput levels for the near term associated with third-party activities, the most significant of which is the start-up of operations at the Shell
Brutus field.   This field is expected to generate approximately 130 BBtu/d of natural gas throughput volume and
10 MBPD of equity NGL production by the end of 2001.

         During the second quarter of 2001, the Company's isomerization services and isobutane merchant business
benefited from strong demand for isobutane used in the manufacture of gasoline.   The increase in demand stemmed
from refiners increasing gasoline production in anticipation of short-term gasoline supply imbalances heading
into the summer driving season.   In response, the Company's Mont Belvieu isomerization units ran at near full rates during the early part of the second quarter with the isobutane merchant business profiting on strong spot
and contract sales.   Also, the Company's Houston Ship Channel import facility and related pipeline system experienced significant volume and margin increases as commercial butane imports (used as feedstock for
isobutane) were transported to Mont Belvieu to satisfy the demands of increased isobutane production.   By the
end of the second quarter, isobutane demand returned to more normalized levels as refiners perceived that
gasoline supplies had stabilized.   As a result, the Company anticipates that its isomerization and related merchant business (along with its import dock and related pipelines) will experience normalized margins and volumes during the third quarter of 2001.

         Propylene fractionation margins are slightly less than last year due to continuing weakness in the
propylene markets.   Management expects prices to stabilize during the third quarter of 2001 with a slight rise expected in the fourth quarter of 2001 due to a strengthening domestic economy and increased propylene demand.
The Company's MTBE operations (reported under the Octane Enhancement business segment) experienced healthy margins early in the second quarter of 2001 due to the seasonal surge in gasoline blending requirements from
refiners; however, as gasoline supplies and demand have stabilized, MTBE prices and margins have fallen.   The
Company expects results from MTBE operations to be near breakeven for the third and fourth quarters of 2001 as a result of this seasonal decrease in prices.

         With regards to its major liquids pipelines, the Company expects the Louisiana Pipeline System to benefit from the seasonal rise in propane shipments that are carried on the Dixie Pipeline with the strongest
movements anticipated during the fourth quarter of 2001.   EPIK's financial performance is expected to improve
significantly over the last half of  2001.    Exports of butane and propane are expected to increase as a result

of moderating domestic prices for both products relative to foreign markets.   This situation should make these
products more attractive on the world market and EPIK should benefit from a heavy slate of vessel loadings for export.

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

                                                                                                     Polymer
                         Natural                                            Normal                    Grade
                          Gas,      Crude Oil,    Ethane,      Propane,     Butane,    Isobutane,   Propylene,
                         $/MMBtu     $/barrel     $/gallon     $/gallon    $/gallon     $/gallon     $/pound
                       -----------------------------------------------------------------------------------------
                           (a)         (b)          (a)          (a)          (a)         (a)          (a)
Fiscal 1999:
   First quarter          $1.70       $13.05       $0.20        $0.24        $0.29       $0.31        $0.12
   Second quarter         $2.12       $17.66       $0.27        $0.31        $0.37       $0.38        $0.13
   Third quarter          $2.56       $21.74       $0.34        $0.42        $0.49       $0.49        $0.16
   Fourth quarter         $2.52       $24.54       $0.30        $0.41        $0.52       $0.52        $0.19
Fiscal 2000:
   First quarter          $2.49       $28.84       $0.38        $0.54        $0.64       $0.64        $0.21
   Second quarter         $3.41       $28.79       $0.36        $0.52        $0.60       $0.68        $0.26
   Third quarter          $4.22       $31.61       $0.40        $0.60        $0.68       $0.67        $0.26
   Fourth quarter         $5.22       $31.98       $0.49        $0.67        $0.75       $0.73        $0.24
Fiscal 2001:
   First quarter (c)      $7.00       $28.81       $0.43        $0.55        $0.63       $0.69        $0.23
   Second quarter (c)     $4.61       $27.88       $0.33        $0.46        $0.53       $0.63        $0.19

----------------------------------------------------------------------------------------------------------------
   (a)  Natural gas, NGL and polymer grade propylene prices represent an average of index prices
   (b)  Crude oil price is representative of West Texas Intermediate
   (c)  After reaching a high of $9.87 per MMBtu in January 2001, natural gas prices have declined to an average of $3.68 per MMBtu in June 2001.

Results of Operation of the Company

         The Company has five reportable operating segments: Fractionation, Pipeline, Processing, Octane
Enhancement and Other.  Fractionation includes NGL fractionation, butane isomerization (converting normal butane into high purity isobutane) and polymer grade propylene fractionation services. Pipeline consists of  liquids and
natural gas pipeline systems, storage and import/export terminal services.   Processing includes the natural gas
processing business and its related NGL merchant activities.  Octane Enhancement represents the Company's 33.3%
ownership interest in a facility that produces motor gasoline additives to enhance octane (currently producing
MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.

         The management of the Company evaluates segment performance based on gross operating margin ("gross operating margin" or "margin").  Gross operating margin reported for each segment represents operating income before depreciation and amortization, lease expense obligations retained by EPCO, gains and losses on the sale of assets and selling, general and administrative expenses.  In addition, segment gross operating margin is exclusive of interest expense, interest income (from unconsolidated affiliates or others), dividend income from unconsolidated affiliates, minority interest, extraordinary charges and other income and expense transactions.
The Company's equity earnings from unconsolidated affiliates are included in segment gross operating margin.

         The Company's gross operating margin by segment (in thousands of dollars) along with a reconciliation to consolidated operating income for the three and six month periods ended June 30, 2001 and 2000 were as follows:

                                                        For Three Months Ended                 For Six Months Ended
                                                               June 30,                              June 30,
                                                  ------------------------------------  -----------------------------------
                                                        2001              2000                2001             2000
                                                  ------------------------------------  -----------------------------------

Gross Operating margin by segment:
     Fractionation                                        $ 32,803            $29,591          $ 58,471           $ 63,922
     Pipeline                                               24,696             14,192            42,819             28,827
     Processing                                             68,112             18,486            96,510             58,040
     Octane enhancement                                      5,233              8,307             5,402             10,812
     Other                                                     411                872               946              1,426
                                                  ------------------------------------  -----------------------------------
Gross Operating margin total                               131,255             71,448           204,148            163,027
     Depreciation and amortization                          11,793              8,754            21,822             16,878
     Retained lease expense, net                             2,660              2,687             5,320              5,324
     Loss (gain) on sale of assets                              (6)             2,303              (387)             2,303
     Selling, general and administrative expenses            8,418              7,658            14,586             13,042
                                                  ------------------------------------  -----------------------------------
Consolidated operating income                             $108,390            $50,046          $162,807           $125,480
                                                  ====================================  ===================================

         The Company's significant production and other volumetric data (on a net basis) for the three and six month periods ended June 30, 2001 and 2000 were as follows:

                                                          For the three months ended          For the six months ended
                                                                   June 30,                           June 30,
                                                       ---------------------------------  ----------------------------------
                                                            2001              2000             2001              2000
                                                       ---------------------------------  ----------------------------------
    MBPD, Net
    ---------
    Equity NGL Production                                           63               72                54                72
    NGL Fractionation                                              202              215               184               217
    Isomerization                                                   94               81                82                74
    Propylene Fractionation                                         29               30                30                30
    Octane Enhancement                                               5                5                 4                 5
    Major NGL and  Petrochemical Pipelines                         519              340               438               350

    MMBtu/D, Net
    ------------
    Natural Gas Pipelines                                    1,295,370                          1,263,039

Three Months Ended June 30, 2001 compared with Three Months Ended June 30, 2000

         Revenues, Costs and Expenses and Operating Income.   The Company's revenues increased 60% to $968.4
million in 2001 compared to $604.0 million in 2000.   The Company's operating costs and expenses increased by 56%
to $851.6 million in 2001 versus $546.3 million in 2000.   Operating income increased 117% to $108.3 million in
2001 from $50.0 million in 2000.  Second quarter 2001 revenues and expenses have primarily been impacted by the
acquisition of Acadian Gas and increased merchant business activities.   The majority of the increase in
operating income for 2001 relates to $39.0 million in non-cash mark-to-market gains relating to the Company's commodity hedging activities.

         Fractionation.  The Company's gross operating margin for the Fractionation segment increased to $32.8
million in 2001 from $29.6 million in 2000.   NGL fractionation margin declined $4.3 million quarter-to-quarter primarily the result of higher energy costs and lower fractionation volumes.  NGL fractionation net volumes were
202 MBPD for 2001 compared to 215 MBPD during 2000.  With the decline in natural gas prices since February 2001,
NGL fractionation volumes have improved since the first quarter 2001's 165 MBPD rate  due to higher liquids extraction rates at gas processing facilities.  The 2000 volume is representative of a period when the industry was maximizing NGL production.

         The Company's isomerization business posted a $6.7 million increase in margin in 2001 over 2000 levels
with isomerization volumes increasing from 81 MBPD in 2000 to 94 MBPD in 2001.   The increase in both margin and
volume is attributable to a strong isobutane market early in the second quarter of 2001 which led to an increase
in demand for the Company's isomerization services.   Gross operating margin from propylene fractionation
declined by $0.5 million primarily due to moderating prices and a slight decrease in volumes.   Propylene
fractionation volumes were 29 MBPD in 2001 versus 30 MBPD during the 2000 period.

         Pipeline.   The Company's gross operating margin for the Pipeline segment was $24.7 million in 2001 compared to $14.2 million in 2000.  Of the $10.5 million increase, $5.2 million is attributable to natural gas pipelines (i.e., the newly acquired Acadian Gas and the Gulf of Mexico systems) which benefited from a strong
natural gas marketplace.   Natural gas pipeline volumes averaged 1,295 BBtu/d on a net basis.  Of the Company's liquids-oriented assets, the recently completed Lou-Tex NGL Pipeline added $2.4 million in margin on volumes of
21 MBPD and the Houston Ship Channel import facility and related pipeline system added $3.1 million primarily due
to strong imports of commercial butane.   Net liquids throughput volumes increased to 519 MBPD in 2001 compared with 340 MBPD in 2000.  Of the 179 MBPD increase in net throughput volumes, 143 MBPD is attributable to the higher import activity.

         Processing.  For the second quarter of 2001, the Processing segment generated gross operating margin of
$68.1 million compared to $18.5 million during the same period in 2000.  The Processing segment includes the
Company's natural gas processing business and related merchant activities.  Gross operating margin from natural gas processing plants posted a $44.1 million increase over 2000 levels primarily due to a $59.1 million increase
in net hedging gains from $5.6 million in 2000 to $64.7 million in 2001 (see discussion below).   The net hedging
gains more than offset the effects of lower equity NGL volumes and prices and a rise in energy-related operating
costs.   The Company's equity NGL production was 63 MBPD for the 2001 quarter versus 72 MBPD for the same period
in 2000.   Although lower on a quarter-to-quarter basis, equity NGL production for the second quarter of 2001 improved from the 46 MBPD rate of the first quarter of 2001.  The improvement is related to the overall decline
in natural gas prices that have led processors industrywide to increase NGL recoveries.   Gross operating margin
from merchant activities in 2001 increased $5.5 million over 2000 primarily due to strong demand for isobutane.

         Gross operating margin for the 2001 period includes $64.7 million of net hedging profits resulting from the Company's commodity hedging activities.  Of this amount, $39.0 million is attributable to net non-cash mark-to-market gains on the commodity financial instruments that were outstanding at June 30, 2001.  The Company employs various hedging strategies to mitigate the effects of fluctuating commodity prices (primarily NGL prices)
on its natural gas processing business and related merchant activities.

         A large number of the Company's commodity financial instruments are based on the historical relationship between natural gas prices and NGL prices.  This type of hedging strategy utilizes the forward sale of natural gas at a fixed-price with the expected margin on the settlement of the position offsetting or mitigating changes
in the anticipated margins on NGL merchant activities and the value of its NGL equity production.    During the
second quarter of 2001, the Company benefited from a decline in natural gas prices relative to its fixed
positions.   The decline in natural gas prices created gains on the settlement and early closeout of certain positions of approximately $25.7 million.  If natural gas prices had not declined to the degree seen during the quarter, a smaller gain or a loss on hedging activities may have resulted offset somewhat by anticipated higher
NGL prices.  A variety of factors  influence whether or not the Company's hedging strategy is successful.  For additional information regarding the Company's commodity financial instruments, see Item 3 "Quantitative and
Qualitative Disclosures about Market Risk" on page 33.

         Octane Enhancement. The Company's gross operating margin for Octane Enhancement decreased $3.1 million
in the second quarter of 2001 compared with 2000 levels.   MTBE production, on a net basis, was 5 MBPD in both
2001 and 2000.   The decline in margin is primarily due to lower MTBE prices in 2001 relative to the 2000 period and higher energy costs.

         Interest expense.  Interest expense for the second quarter of 2001 increased $8.3 million over the same
period in 2000.    The increase is primarily due to interest associated with the $450 Million Senior Notes issued in January 2001.

Six Months Ended June 30, 2001 compared with Six Months Ended June 30, 2000

         Revenues, Costs and Expenses and Operating Income.   The Company's revenues increased 29% to $1.8
billion in 2001 compared to $1.4 billion in 2000.   The Company's operating costs and expenses increased by 33%
to $1.6 billion in 2001 versus $1.2 billion in 2000.   Operating income increased 30% to $162.8 million in 2001
from $125.5 million in 2000.   Year-to-date 2001 revenues and expenses have increased due to the acquisition of
Acadian Gas and increased merchant business activities.  In addition year-to-date 2001 expenses have increased due to higher than normal natural gas prices which affects energy-related operating costs at the Company's facilities.  The majority of the increase in operating income for 2001 relates to $52.5 million in non-cash mark-to-market gains relating to the Company's commodity hedging activities.

         Fractionation.   The Company's gross operating margin for the Fractionation segment decreased to $58.5
million from $63.9 million.   NGL fractionation margin decreased $14.7 million primarily due to lower processing
volumes and higher energy-related operating costs.   NGL fractionation net volumes decreased to 184 MBPD for the
first six months of 2001 compared to 217 MBPD during the same period in 2000.    The decrease is the result of
lower extraction rates at gas processing facilities in early 2001 (due to the high cost of natural gas) versus
2000 when the industry was maximizing NGL production.   NGL fractionation volumes improved to 202 MBPD during the
second quarter of 2001 as extraction rates increased and the price of natural gas declined.    For the first six
months of 2001, gross operating margin from isomerization services increased $11.2 million compared to 2000
primarily due to an increase in volumes and toll processing fees.   Isomerization volumes increased to 82 MBPD
during the first six months of 2001 versus 74 MBPD during the same period in 2000 due to increased demand for the
Company's services.   Gross operating margin from propylene fractionation decreased $2.8 million compared to the first six months of 2001 primarily due to higher energy costs and moderating prices.  Net propylene fractionation volumes were 30 MBPD for both periods.

         Pipeline.   The Company's gross operating margin for the Pipeline segment was $42.8 million compared to
$28.8 million in 2000.     Of the $14.0 million increase, $6.9 million is attributable to natural gas transportation activities (i.e. Acadian Gas and the Gulf of Mexico systems) which benefited from a strong natural
gas marketplace in 2001.    The Company's recently completed Lou-Tex NGL Pipeline added $5.1 million on volumes
of 22 MBPD.    In addition, margin on the Company's Lou-Tex Propylene Pipeline for 2001 was $2.9 million higher than 2000 (primarily due to this asset being purchased in March 2000).  Strong imports of mixed NGLs
(particularly commercial butanes) resulted in a $3.1 million increase in margins for the Houston Ship Channel
import facility and related pipeline system.    The increase in commercial butane imports was related to the strong demand for isobutane which occurred between February and May 2001.

         Overall, net throughput on the Company's major liquids pipelines improved to 438 MBPD in 2001 versus 350
MBPD in 2000, with 76 MBPD of the increase stemming from increased imports and related pipeline activity along
the Houston Ship Channel.    Net throughput for the natural gas pipelines averaged  1,263 BBtu/d with Acadian Gas accounting for 725 BBtu/d and the Gulf of Mexico systems for the balance.

         Processing.   For the 2001 period, the Processing segment generated gross operating margin of $96.5
million compared to $58.0 million in 2000.   Gross operating margin from the natural gas processing plants posted a $4.1 million increase over 2000 levels primarily due to a $67.3 million increase in net hedging gains from $3.0
million in 2000 to $70.3 million in 2001 (see discussion below).   The net hedging gains more than offset the
effects of lower equity NGL volumes and prices and a rise in energy-related operating costs.   Equity NGL
production averaged 54 MBPD during the 2001 period compared to 72 MBPD during the 2000 period.    The 2001 rate
of 54 MBPD reflects the very low NGL extraction rates of the first quarter of 2001 (46 MBPD) when natural gas
prices were at their peak.   As natural gas costs have declined since January 2001, equity NGL production has begun returning to higher levels (63 MBPD during the second quarter of 2001).  The 2000 rate reflects a period in
which processors were operating facilities at near full extraction rates.   Gross operating margin from merchant
activities increased $34.4 million over 2000 primarily due to strong demand for propane in the first quarter of
2001 for heating and isobutane in the second quarter of 2001 for refining.

         Gross operating margin for the 2001 period includes $70.3 million of net hedging profits resulting from
the Company's commodity hedging activities.   Of this amount, $52.5 million is attributable to non-cash
mark-to-market gains on the commodity financial instruments that were outstanding at June 30, 2001.   As

discussed earlier under the Processing segment's quarter-to-quarter variance explanation (see Page 27), the
Company employs various hedging strategies to mitigate the effects of fluctuating commodity prices (primarily NGL
prices) on its natural gas processing business and related merchant activities.    Of the $70.3 million in net
hedging profits, $17.8 million is attributable to realized gains on the settlement and early closeout of certain positions.

         Currently, the predominant strategy employed by the Company utilizes natural gas-based commodity financial instruments to hedge future NGL production and sales.  This type of hedge is based upon the historical
relationship between natural gas and NGL prices.   The key factor behind the net hedging gains recognized by the
Company is the decline in natural gas prices relative to the fixed natural gas prices found in its commodity
financial instrument portfolio.   If natural gas prices had not declined to the degree seen during the quarter, a smaller gain or a loss on hedging activities may have resulted which should have been offset somewhat by correlative higher NGL prices which have increased the value of the Company's equity NGL production.  A variety of factors  influence whether or not the Company's hedging strategy is successful.  For additional information regarding the Company's commodity financial instruments, see Item 3 "Quantitative and Qualitative Disclosures
about Market Risk" on page 33 and the quarter-to-quarter variance explanation for Processing found on page 27.

         Octane Enhancement.  The Company's gross operating margin for Octane Enhancement decreased $5.4 million
in the first six months of 2001 compared with the same period in 2000.   MTBE production, on a net basis, was 4
MBPD in 2001 and  5 MBPD in 2000.   The decline in margin is primarily due to lower MTBE prices in 2001 relative to the 2000 period, higher energy-related operating costs and a prolonged maintenance outage which lasted from
December 2000 until February 2001.

         Interest expense.  Interest expense for 2001 increased $7.5 million over 2000.   The increase is
attributable to the interest associated with the $450 Million Senior Notes issued in January 2001.   Interest
expense for 2001 includes a $5.5 million benefit related to a change in fair value of the Company's interest rate
swaps.    The change in fair value of the interest rate swaps does not represent a cash gain or loss for the
Company.   The actual cash gain or loss on the interest rate swap agreements will be based upon market interest rates in effect on the specified settlement dates in the swap agreements.  The $5.5 million benefit is primarily due to the decision of one counterparty not to exercise its early termination right under its swap agreement with the Company and, to a lesser extent, lower overall borrowing rates.

Liquidity and Capital Resources

         General.    The Company's primary cash requirements, in addition to normal operating expenses and debt service, are for capital expenditures (both maintenance and expansion-related), business acquisitions and
distributions to its partners.   The Company expects to fund its short-term needs for such items as maintenance
capital expenditures and quarterly distributions to its partners from operating cash flows.   Capital
expenditures for long-term needs resulting from future expansion projects and business acquisitions are expected to be funded by a variety of sources including (either separately or in combination) cash flows from operating activities, borrowings under bank credit facilities, the issuance of additional public debt and contributions
from its partners.   The Company's debt service requirements are expected to be funded by operating cash flows or refinancing arrangements.

         As noted above, certain of the Company's liquidity and capital resource requirements are met using borrowings under bank credit facilities and/or the issuance of additional public debt (separately or in
combination).   As of June 30, 2001, availability under the Company's bank credit facilities was $400 million
(which may be increased to $500 million under certain conditions).  In addition to the existing revolving bank credit facilities, the Company issued $450 million of public debt in January 2001 (the "$450 Million Senior
Notes") using the remaining shelf availability under its $800 million December 1999 universal shelf registration
(the "December 1999 Registration Statement").   The proceeds from this offering were used to acquire the Acadian
Gas and Gulf of Mexico natural gas pipeline and to finance the cost to construct certain NGL pipelines and related projects and for working capital and other general partnership purposes.  On February 23, 2001, the
Company and Limited Partner filed a $500 million universal shelf registration (the "February 2001 Registration
Statement") covering the issuance of an unspecified amount of equity or debt securities or a combination thereof.  For a broader discussion of the Company's outstanding debt and changes therein, see the section below labeled "Long-term Debt".

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

         If deemed necessary, management believes that additional financing arrangements can be obtained at reasonable terms.  Management believes that maintenance of the Company's investment grade credit ratings
(currently, Baa2 by Moody's Investor Service and BBB by Standard and Poors) combined with a continued ready access to debt (and equity-sourced capital from its Limited Partner) at reasonable rates and sufficient trade credit to operate its businesses efficiently are a solid foundation to providing the Company with ample resources to meet its long and short-term liquidity and capital resource requirements.

         Operating, Investing and Financing Cash Flows for the six months ended June 30, 2001 and 2000.  Cash flows from operating activities were a $90.2 million inflow compared to a $194.2 million inflow in 2000.  Cash flows from operating activities primarily reflect the effects of net income, depreciation and amortization, equity income and distributions from unconsolidated affiliates, fluctuations in fair values of financial instruments and changes in working capital.  Net income increased $30.0 million in 2001 compared to 2000 due to
reasons mentioned previously under "Results of Operation of the Company".   Depreciation and amortization
increased a combined $4.9 million in 2001 over 2000 primarily due to additional capital expenditures and business acquisitions.  The Company received $13.2 million in distributions from its equity method investments in 2001
compared to $14.3 million in 2000.   The $1.1 million decrease in distributions is primarily related to a decrease in BEF's earnings due to lower MTBE prices and volumes, lower throughput volumes on the Tri-States pipeline system and processing volumes at Promix attributable to lower NGL extraction rates during the early part
of 2001 offset by receipts from the newly acquired Gulf of Mexico natural gas pipelines.   Operating cash flow
also includes an adjustment for the $55.9 million in non-cash mark-to-market gains related to commodity and interest rate risk hedging activities.  The net effect of changes in operating accounts from period to period is generally the result of timing of NGL sales and purchases near the end of the period and changes in inventory values related to pricing or volumes or a combination thereof.

         The Company is exposed to various market risks including commodity price risk (primarily through its gas
processing and related NGL businesses) and interest rate risk.   The Company attempts to manage its price risk by
utilizing certain hedging strategies defined elsewhere herein.   These risks, however, may entail significant
cash outlays in the future that may not be entirely offset by their underlying hedged positions.   During 2001,
the Company has recognized $70.3 million in net hedging profits related to its commodity hedging portfolio.   Of
this amount, a net $17.8 million has been realized through settlements and the early closeout of certain
positions through June 30, 2001.   The remaining $52.5 million represents non-cash mark-to-market gains on
commodity financial instruments that remained open at June 30, 2001.   When appropriate, the Company may elect to
close certain of its commodity financial instruments prior to their contractual settlement dates in order to
realize gains or limit losses.   As of August 1, 2001, the Company has realized $26.3 million of the $52.5
million in non-cash mark-to-market gains recorded at the end of the second quarter.   The realization of the
remaining amount depends upon a number of factors including, most notably, the current market price of natural gas on the settlement or closing date relative to the price in the underlying financial instruments.  If the price of natural gas rises beyond the hedging positions taken by the Company, it will result in losses rather
than gains on its hedging activities.   The Company continues to aggressively monitor its commodity hedging portfolio in light of the energy markets. For a more complete description of the Company's risk management policies and potential exposures, see  "Item 3. Quantitative and Qualitative Disclosures about Market Risk" on page 33 and Note 7 of the Notes to Unaudited Consolidated Financial Statements.

         Cash used for investing activities was $397.5 million in 2001 compared to $150.7 million in 2000.  Cash
outflows included capital expenditures of $57.1 million in 2001 versus $154.2 million in 2000.   Capital
expenditures for 2000 include $99.5 million for the purchase of the Lou-Tex Propylene Pipeline and related
assets.   In addition, capital expenditures include maintenance capital project costs of $2.7 million in 2001 and
$0.5 million in 2000.   The Company's completion of the Acadian Gas business acquisition resulted in an initial payment to Shell of $225.7 million in April 2001, subject to certain post-closing purchase price adjustments.
The 2000 period also includes $6.5 million in cash receipts related to the Company's participation in the BEF
note, which was extinguished in May 2000 with BEF's final principal payment.   Lastly, investing cash outflows in
2001 includes $115.3 million in investments in and advances to unconsolidated affiliates compared to $3.0 million in 2000.

         Cash receipts from financing activities were $361.8 million during the first six months of 2001 compared to  $37.7 million during the same period in 2000. Cash flows from financing activities are primarily affected by
repayments of debt, borrowings under debt agreements and distributions to partners.   The 2001 period includes
proceeds from the $450 Million Senior Notes issued in January 2001 whereas the 2000 period includes proceeds from the $350 Million Senior Notes and the $54 Million MBFC Loan and the associated repayments on various bank credit
facilities.   Distributions to partners increased to $77.5 million in 2001 from $68.3 million in 2000 primarily due to an increase in the quarterly distribution requirements of the Limited Partner.

         During the first six months of 2001, the Company has invested $338 million in business acquisitions and
the purchase of interests in other companies.   These investments include the acquisition of Acadian Gas, LLC and
interests in four natural gas pipelines in the Gulf of Mexico.   The Company will continue to analyze potential
acquisitions, joint ventures or similar transactions with businesses that operate in complementary markets and
geographic regions.   In recent years, major oil and gas companies have sold non-strategic assets including
assets in the midstream natural gas industry in which the Company operates.   Management believes that this trend
will continue, and the Company expects independent oil and natural gas companies to consider similar options.
In addition, management believes that the Company is well positioned to continue to grow through acquisitions
that will expand its platform of assets and through internal growth.    The Company anticipates that it will
achieve its annual growth objective for 2001:   investing $400 million in energy infrastructure projects and acquisitions while allowing for the Limited Partner to increase its cash distribution rate by at least 10% for the full year.

         The Company and its Limited Partner have adopted a cash distribution policy (at the direction and discretion of the General Partner) that retains a significant amount of cash flow for reinvestment in the growth of the business.  Over the last two years, the Company has reinvested approximately $238 million to fund expansions and acquisitions.  The Company's cash distribution policy provides management with a great deal of financial flexibility in executing its growth strategy.

         The Company is exposed to various market risks including commodity price risk (through its gas
processing and related NGL businesses) and interest rate risk.   These risks may entail significant cash outlays
in the future that are not offset by their underlying hedged positions.    For a complete description of the
Company's risk management policies and potential exposures, see  "Item 3.  Quantitative and Qualitative
Disclosures about Market Risk" on page 33 of this Form 10-Q report and Note 7 of the Notes to Consolidated
Financial Statements.

         Future Capital Expenditures. The Company forecasts that  $100.7 million will be spent during the remainder of 2001 on currently approved capital projects that will be recorded as property, plant and equipment
(the majority of which relate to various pipeline projects such as the Sorrento to Napoleonville pipeline and
Port Arthur to Lake Charles system).  In addition, the Company estimates that its share of currently approved capital expenditures in the projects of its unconsolidated affiliates will be approximately $1.1 million for the remainder of  2001.

         As of June 30, 2001, the Company had $11.3 million in outstanding purchase commitments attributable to
its capital projects.   Of this amount, $10.9 million is related to the construction of assets that will be recorded as property, plant and equipment and $0.4 million is associated with capital projects which will be recorded as additional investments in unconsolidated affiliates.

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

         Long-term Debt. Long-term debt consisted of the following at:

                                                                                 June 30,         December 31,
                                                                                   2001               2000
                                                                            ---------------------------------------
Borrowings under:
     $350 Million Senior Notes, 8.25% fixed rate, due March 2005                      350,000             350,000
     $54 Million MBFC Loan, 8.70% fixed rate, due March 2010                           54,000              54,000
     $450 Million Senior Notes, 7.50% fixed rate, due February 2011                   450,000
                                                                            ---------------------------------------
            Total principal amount                                                    854,000             404,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                               2,015
Less unamortized discount on:
     $350 Million Senior Notes                                                           (135)               (153)
     $450 Million Senior Notes                                                           (272)
Less current maturities of long-term debt
                                                                            ---------------------------------------
            Long-term debt                                                           $855,608            $403,847
                                                                            =======================================

         The Company has the ability to borrow under the terms of its $250 Million Multi-Year Credit Facility and
$150 Million 364-Day Credit Facility.   No amount was outstanding under either of these two revolving credit facilities at June 30, 2001 or December 31, 2000.

         At June 30, 2001, the Company had a total of $75 million of standby letters of credit capacity under its
$250 Million Multi-Year Credit Facility of which $19.9 million was outstanding.

         On January 24, 2001, the Company completed a public offering of $450 million in principal amount of
7.50% fixed-rate Senior Notes due February 1, 2011 at a price to the public of 99.937% per Senior Note (the "$450
Million Senior Notes").  The Company received proceeds, net of underwriting discounts and commissions, of
approximately $446.8 million.   The proceeds from this offering were used to acquire the Acadian Gas and Gulf of
Mexico natural gas pipeline systems and to finance the cost to construct certain NGL pipelines and related projects and for working capital and other general partnership purposes.

         The $450 Million Senior Notes were issued under the indenture agreement dated March 15, 2000 which is
also applicable to the $350 Million Senior Notes and therefore are subject to similar covenants and terms.   As
with the $350 Million Senior Notes, the $450 Million Senior Notes are:

o        subject to a make-whole redemption right;
o        an unsecured obligation and rank equally with existing and future unsecured and unsubordinated indebtedness and senior to any future subordinated indebtedness; and,
o        guaranteed by the Limited Partner through an unsecured and unsubordinated guarantee.

The Company was in compliance with the restrictive covenants associated with the $350 Million and $450 Million
Senior Notes at June 30, 2001.

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

         Upon adoption of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for
Derivative Instruments and Hedging Activities (as amended and interpreted) on January 1, 2001, the Company recorded a $2.3 million non-cash increase in the fair value of its fixed-rate debt.  SFAS 133 required that the
Company's interest rate swaps and their associated hedged fixed-rate debt be recorded at fair value upon adoption
of the standard.   After adoption of the standard, the interest rate swaps were dedesignated due to differences in the estimated maturity dates of the interest rate swaps versus the fixed-rate debt.  As a result, the fair value of the hedged fixed-rate debt will not be adjusted for future changes in fair value and the $2.3 million increase in the fair value of the debt will be amortized to earnings over the remaining life of the fixed-rate debt to which it applies, which approximates 10 years.  See Note 5 and Note 7 of the Notes to Unaudited
Consolidated Financial Statements for additional information regarding interest rate swaps and the associated change in the fair value of the fixed-rate debt.

Recently Issued Accounting Standards

         In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS
No. 142, "Goodwill and Other Intangible Assets".   SFAS No. 141 prohibits the use of the pooling-of-interest
method for  business combinations initiated after June 30, 2001 and also applies to all business combinations
accounted for by the purchase method that are completed after June 30, 2001.   There are also transition
provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.  SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.  The Company is currently evaluating the provisions of SFAS 141 and
SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

Issuance of last installment of Limited Partner Special Units to Shell

         On or about June 30, 2001, Shell met certain year 2001 performance criteria for the issuance of the remaining 3.0 million non-distribution bearing, convertible contingency Units of the Limited Partner (referred to as Special Units once they are issued).  Per a contingent unit agreement with Shell, the Limited Partner issued these Special Units on August 2, 2001.

         The value of these new Limited Partner Units was determined to be $117.1 million using present value techniques.  This amount will be contributed by the Limited Partner to the Company (with a corresponding contribution by the General Partner to maintain current ownership percentages).  This amount will increase the purchase price of the TNGL acquisition and the value of the Shell Processing Agreement when the issuance is recorded during the third quarter of 2001.  The $117.1 million increase in value of the Shell Processing
Agreement will be amortized over the remaining life of the contract.  As a result, the Company's amortization expense is expected to increase by approximately $1.6 million per quarter ($6.5 million annually).

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to financial market risks, including changes in commodity prices in its natural gas and NGL businesses and in interest rates with respect to a portion of its debt obligations.  The Company may use financial instruments (i.e., futures, forwards, swaps, options, and other financial instruments with similar characteristics) to mitigate these risks.  The Company generally does not use financial instruments for speculative (or trading) purposes.

Commodity Price Risk

         The Company is exposed to commodity price risk through its natural gas and related NGL businesses. The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, market uncertainty
and a variety of additional factors that are beyond the Company's control.   These factors include the level of
domestic oil, natural gas and NGL production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity,

the availability of alternative fuels and products, seasonal demand for oil, natural gas and NGLs, conservation, the extent of governmental regulation of production and the overall economic environment.

         In order to manage this risk, the Company may enter into swaps, forwards, commodity futures, options and other commodity financial instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial instrument.  The purpose of these risk management activities is to hedge exposure to price risks associated with natural gas, NGL production and inventories, firm commitments and certain anticipated transactions.  As an ancillary service, Acadian Gas utilizes commodity financial instruments to manage the sales price of natural gas for certain of its customers.

         The Company has adopted a commercial policy to manage its exposure to the risks generated by its gas
processing and related NGL and natural gas businesses.   The objective of this policy is to assist the Company in
achieving its profitability goals while maintaining a portfolio of conservative risk, defined as remaining within the position limits established by the General Partner.  The Company enters into risk management transactions to manage price risk, basis risk, physical risk, or other risks related to the energy commodities on both a short-term (less than 30 days) and long-term basis, not to exceed 18 months.  The General Partner oversees the strategies of the Company associated with physical and financial risks, approves specific activities of the
Company subject to the policy (including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policy.

         The Company assesses the risk of its commodity financial instrument portfolio using a sensitivity
analysis model.   The sensitivity analysis performed on this portfolio measures the potential gain or loss in earnings (i.e., the change in fair value of the portfolio) based on a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the dates noted within the table.
The sensitivity analysis model takes into account the following primary factors and assumptions:

o        the current quoted market price of natural gas;
o        the current quoted market price of related NGL production;
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

         An increase in fair value of the commodity financial instruments (based upon the factors and assumptions noted above) approximates the gain that would be recognized in earnings if all of the commodity financial instruments were settled at the respective balance sheet dates.  Conversely, a decrease in fair value of the commodity financial  instruments would result in the recording of a loss at the respective balance sheet date.

         The sensitivity analysis model does not include the impact that the same hypothetical price movement
would have on the hedged commodity positions to which they relate.   Therefore, the impact on the fair value of
the commodity financial instruments of a change in commodity prices would be offset by a corresponding gain or loss on the hedged commodity positions, assuming:

o        the commodity financial instruments are not closed out in advance of their expected term,
o        the commodity financial instruments function effectively as hedges of the underlying risk, and
o        as applicable, anticipated underlying transactions settle as expected.

         The Company routinely reviews its open commodity financial instruments in light of current market
conditions.   If market conditions warrant, some instruments may be closed out in advance of their contractual
settlement dates thus realizing a gain or loss depending on the specific exposure.   When this occurs, the
Company may enter into new commodity financial instruments to reestablish the hedge of the commodity position to which the closed instrument relates.

         Under the guidelines of SFAS 133, as amended and interpreted, a hedge is normally regarded as effective if, among other things, at inception and throughout the life of the hedge, the Company could expect changes in the fair value of the hedged item to be almost fully offset by the changes in the fair value of the hedging instrument.  Currently, the Company's commodity financial instruments do not qualify as effective hedges under the guidelines of SFAS 133, with the result being that changes in the fair value of these financial instruments
are recorded on the balance sheet and in earnings through mark-to-market accounting.   The use of mark-to-market
accounting for the commodity financial instruments portfolio results in a degree of  non-cash earnings volatility that is dependant upon changes in the underlying commodity prices.  Even though the commodity financial instruments do not qualify for hedge accounting treatment under the specific guidelines of SFAS 133, the Company views these financial instruments as hedges in as much as this was the intent when such contracts are executed.
This characterization is consistent with the actual economic performance of the contracts and the Company expects these financial instruments to continue to mitigate commodity price risk in the future.  For additional information regarding commodity financial instruments, see Note 7 of the Notes to Unaudited Consolidated
Financial Statements.

                         Sensitivity Analysis for Commodity Financial Instruments Portfolio
                             Estimates of Fair Value ("FV") and Earnings Impact ("EI")
                         due to selected changes in quoted market prices at dates selected

                                                                             December        June         August
                                                                             31, 2000      30, 2001       7, 2001
                                                                           ------------------------------------------
                                                                                   (in millions of dollars)
                                                                           ------------------------------------------

FV assuming no change in quoted market prices,           Asset (Liability)       $(38.6)       $ 49.2         $32.7

FV assuming 10% increase in quoted market prices,        Asset (Liability)       $(56.3)       $ 37.4         $24.9
EI assuming 10% increase in quoted market prices,        Gain (Loss)             $(17.7)       $(11.8)        $(7.8)

FV assuming 10% decrease in quoted market prices,        Asset (Liability)       $(20.9)       $ 61.5         $41.2
EI assuming 10% decrease in quoted market prices,        Gain (Loss)             $ 17.7        $ 12.3         $ 8.5

         The fair value of the commodity financial instruments at December 31, 2000 was estimated at $38.6 million payable.  On June 30, 2001, the fair value of the commodity financial instruments outstanding was estimated at $49.2 million receivable.  The change in fair value between December 31, 2000 and June 30, 2001 was primarily due to the lower natural gas prices, settlement of certain open positions and a change in the composition of commodities hedged.  By August 7, 2001, the fair value of the commodity financial instruments was
$32.7 million reflecting the early closeout of certain positions and a further reduction in natural gas prices.

         Historical gains or losses resulting from these hedging activities are a component of the Company's operating costs and expenses as reflected in its Statements of Consolidated Operations.

Interest rate risk

         Variable-rate Debt.  At March 31, 2001 and 2000, the Company had no variable rate debt outstanding and as such had no financial instruments in place to cover any potential interest rate risk on its variable-rate debt
obligations.   Variable-rate debt obligations do expose the Company to possible increases in interest expense and decreases in earnings if interest rates were to rise.

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

                               Sensitivity Analysis for Interest Rate Swap Portfolio
                             Estimates of Fair Value ("FV") and Earnings Impact ("EI")
                         due to selected changes in quoted market prices at dates selected

                                                                             December        June         August
                                                                             31, 2000      30, 2001       7, 2001
                                                                           ------------------------------------------
                                                                              (Estimates in millions of dollars)
                                                                           ------------------------------------------

FV assuming no change in quoted market prices,           Asset (Liability)         $ 2.5         $ 7.1          $ 8.8

FV assuming 10% increase in quoted market prices,        Asset (Liability)         $ 1.9         $ 5.9          $ 7.6
EI assuming 10% increase in quoted market prices,        Gain (Loss)               $(0.6)        $(1.2)         $(1.2)

FV assuming 10% decrease in quoted market prices,        Asset (Liability)         $ 3.1         $ 8.4          $ 9.9
EI assuming 10% decrease in quoted market prices,        Gain (Loss)               $ 0.6         $ 1.3          $ 1.1

         The interest rate swaps outstanding at December 31, 2000 reflected a notional amount of $154 million of
fixed-rate debt with the fair value of swaps estimated at $2.5 million.   By June 30, 2001, the notional amount
had been reduced to $104 million due to the early termination of one of the swaps by a counterparty with the
aggregate fair value of the remaining swaps estimated at $7.1 million.   The change in fair value between
December 31, 2000 and June 30, 2001 is primarily related to lower interest rates and the decision by one counterparty not to exercise its early termination right.  At August 7, 2001, the fair value of the interest rate swaps was estimated at $8.8 million due to lower interest rates.

         The Company's interest rate swap agreements were dedesignated as hedging instruments after the adoption of SFAS 133; therefore, the interest rate swap agreements are accounted for on a mark-to-market basis.  However, these financial instruments continue to be effective in achieving the risk management activities for which they were intended.  As a result, the change in fair value of these instruments will be reflected on the balance sheet and in earnings (interest expense) using mark-to-market accounting.  For additional information regarding the interest rate swaps, see Note 7 of the Notes to Unaudited Consolidated Financial Statements that are part of this
Form 10-Q quarterly report.

         Other.  At June 30, 2001 and December 31, 2000, the Company had $120.4 million and $58.4 million invested in cash and cash equivalents, respectively.  All cash equivalent investments other than cash are highly liquid, have original maturities of less than three months, and are considered to have insignificant interest rate risk.

Counterparty risk

         The Company has credit risk from its extension of credit for sales of products and services, and has credit risk with its counterparties in terms of settlement risk and performance risk associated with its
commodity financial instruments and interest rate swap agreements.   On all transactions where the Company is
exposed to credit risk, the Company analyzes the counterparty's financial condition prior to entering into an
agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis.   The
counterparty to a majority of the Company's commodity financial instruments is a major Houston, Texas-based energy company.  The credit risk to this party is somewhat mitigated by cash or letters of credit held by the
Company in an amount dependent upon the exposure to the counterpary.

Related Accounting Developments

         Due to the complexity of SFAS 133, the FASB organized a formal committee, the Derivatives Implementation
Group ("DIG"), to provide ongoing recommendations to the FASB about implementation issues.  Implementation guidance issued through the DIG process is still continuing; therefore, the initial conclusions reached by the
Company concerning the application of SFAS 133 upon adoption may be altered.  As a result, additional SFAS 133 transition adjustments may be recorded in future periods as the Company adopts new DIG interpretations approved by the FASB.  For additional information regarding SFAS 133, see Note 7 of the Notes to Unaudited Consolidated
Financial Statements.

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

         The title of the registered debt securities was "7.50% Senior Notes Due 2011."   The underwriters of the
offering were Goldman, Sachs and Co., Salomon Smith Barney Inc., Banc One Capital Markets, Inc., First Union
Securities, Inc., Scotia Capital (USA) Inc. and Tokyo-Mitsubishi International plc.  The 10-year Senior Notes have a maturity date of February 1, 2011 and bear a fixed-rate interest coupon of 7.50%.

                                                                            Amounts
                                                                         (in millions)
                                                                         --------------
Proceeds:
       Sale of $450 Million Senior Notes to public at 99.937% per Note          $ 450
       Less underwriting discount of 0.650% per Note                               (3)
                                                                         --------------
           Total proceeds                                                       $ 447
                                                                         ==============

Use of Proceeds:
       Initial payment to finance Acadian Gas acquisition                       $(226)
       To finance investment in various Gulf of Mexico
               natural gas pipelines                                             (112)
       To finance remainder of the costs to construct certain NGL pipelines and related projects, and for working capital
               and other general Company purposes                                (109)
                                                                         --------------
           Total uses of funds                                                  $(447)
                                                                         ==============

The initial $226 million payment to Shell for Acadian Gas was made in April 2001, subject to certain post-closing
purchase price adjustments.   Also, the Company paid EPE $112 million in January 2001 for the purchase of equity interests in four Gulf of Mexico natural gas pipeline systems (Starfish, Ocean Breeze, Neptune and Nemo).

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

+4.2     Contribution Agreement by and among Tejas Energy LLC, Tejas Midstream Enterprises, LLC, Enterprise
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
         2000.  (Exhibit 4.2 on Form 8-K filed January 25, 2001).

*4.6     $150 Million 364-Day Revolving Credit Agreement among Enterprise Products Operating L.P. and First Union
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

 *4.10   First Amendment to $250 million Multi-Year Revolving Credit Agreement dated April 19, 2001. (Exhibit
         4.10 to Form 10-Q filed May 14, 2001).

^10.1    Articles of Merger of Enterprise Products Company, HSC Pipeline Partnership,   L.P., Chunchula Pipeline
         Company, LLC, Propylene Pipeline Partnership, L.P.,  Cajun Pipeline Company, LLC and  Enterprise
         Products Texas Operating L.P.  dated June 1, 1998.(Exhibit 10.1 to Registration Statement on Form S-1/A,
         File No: 333-52537, filed on July 8, 1998).

^10.2    Form of EPCO Agreement among Enterprise Products Partners L.P.,        Enterprise Products Operating
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

^10.4    Venture Participation Agreement among Sun Company, Inc. (RandM), Liquid Energy Corporation and Enterprise
         Products Company dated May 1, 1992. (Exhibit 10.4 to Registration Statement on Form S-1,
         File No. 333-52537, filed on May 13, 1998).

^10.5    Partnership Agreement among Sun BEF, Inc., Liquid Energy Fuels Corporation and Enterprise Products
         Company dated May 1, 1992. (Exhibit  10.5 to Registration Statement on Form S-1, File No. 333-52537,
         filed on May 13, 1998).

^10.6    Amended and Restated MTBE Off-Take Agreement between Belvieu Environmental Fuels and Sun Company, Inc.
         (RandM) dated August 16, 1995. (Exhibit 10.6 to Registration Statement on Form S-1, File No. 333-52537,
         filed on May 13, 1998).

^10.7    Propylene Facility and Pipeline Agreement between Enterprise Petrochemical Company and Hercules
         Incorporated dated December 13, 1978. (Exhibit 10.9 to Registration Statement on Form S-1, File No.
         333-52537, dated May 13, 1998).

^10.8    Restated Operating Agreement for the Mont Belvieu Fractionation Facilities Chambers County, Texas among
         Enterprise Products Company, Texaco Producing Inc., El Paso Hydrocarbons Company and Champlin Petroleum
         Company dated July 17, 1985. (Exhibit 10.10 to Registration Statement on Form S-1/A, File No. 333-52537,
         filed on July 8, 1998).

^10.9    Ratification and Joinder Agreement relating to Mont Belvieu Associates Facilities among Enterprise
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
         Products Company dated January 1, 1993. (Exhibit 10.12 to Registration Statement on Form S-1/A, File No.
         333-52537, filed on July 8, 1998).

^10.11   Amendment to Propylene Facility and Pipeline Agreement between HIMONT U.S.A., Inc. and Enterprise
         Products Company dated January 1, 1995. (Exhibit 10.13 to Registration Statement on Form S-1/A, File No.
         333-52537, filed on July 8, 1998).

^10.12   Fourth Amendment to Conveyance of Gas Processing Rights among Tejas Natural Gas Liquids, LLC and Shell
         Oil Company, Shell Exploration and Production Company, Shell Offshore Inc., Shell Deepwater Development
         Inc., Shell Land and Energy Company and Shell Frontier Oil and Gas Inc. dated August 1, 1999.  (Exhibit
         10.14 to Form 10-Q filed on November 15, 1999).

++10.13   Fifth Amendment to Conveyance of Gas Processing Rights dated as of April 1, 2001 among Enterprise Gas
         Processing, LLC, Shell Oil Company, Shell Exploration and Production Company, Shell Offshore, Inc., Shell
         Consolidated Energy Resources, Inc., Shell Land and Energy Company and Shell Frontier Oil and Gas, Inc.

*        Incorporated by reference to the filings of the Registrant as indicated
^        Incorporated by reference to the filings of Enterprise Products Partners L.P. as indicated
+        Incorporated by reference to the filings of Tejas Energy LLC as indicated
++       Filed herewith

         (b) Reports on Form 8-K

         The following Form 8-K reports were filed during the quarter ending June 30, 2001:

         8-K filed on April 4, 2001.   On April 2, 2001, the Company announced that it had completed the purchase
of Acadian Gas from an affiliate of Shell.   The effective date of the transaction was April 1, 2001.

                                                    Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Enterprise Products Operating L.P..
                                               (A Delaware Limited Partnership)
                                               By:     Enterprise Products GP, LLC
                                                       as General Partner

                                                       /s/ Michael J. Knesek
                                                       ______________________________
                                                       Vice President, Controller and
Date:   August 13, 2001                                Principal Accounting Officer